Form 10-K
period 2010-09-30
Citadel EFT, Inc.
filed 2011-01-13
CIK 1473971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-164882

CITADEL EFT, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0473573
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1100 Irvine Blvd, Tustin, California	92780
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (714) 730-8143

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [ ] No  [X]

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  [ ] No  [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ] No [ ]

Indicate by check mark if disclosures of delinquent filers in response to Item 405 of Regulations S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [ ] No [X]

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2010, the last business day of our most recently completed second quarter, was approximately $0.

At January 13, 2011, the issuer had 13,213,960 shares outstanding of Common Stock, par value $0.00001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Information

Unless otherwise indicated, the terms “Citadel EFT, Inc.”, “Citadel”, “Company,” “we,” “our” and “us” are used in this report to refer to Citadel EFT, Inc., a Nevada corporation.

In this Annual Report on Form 10-K (“the Report”), we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the forward-looking information. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto.

The statements contained in this Report that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of Citadel, which, although considered reasonable by us, may not be realized. Because of the number and range of assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of us, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Therefore, our actual experience and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

PART I

Item 1.	DESCRIPTION OF BUSINESS.

History

We were incorporated under the laws of the state of Nevada as Citadel EFT, Inc., on

September 1, 2009. Even though we were incorporated recently, prior to our incorporation, our predecessor company was organized as a sole proprietorship in 1989 and since 1989 has been conducting the same business operations we continue to do now.   We provide credit card terminals and merchant account services to retailers.  Revenues are generated by residual percentages earned from contracted merchants that we are associated with. In 2009, we changed our fiscal year end from December 31 to September 30.

Our principal executive office is located at 1100 Irvine Blvd., Tustin, California, 92780. This is our mailing address as well. Our telephone number is (714) 730-8143. Our website is http://www.citadelbankcard.com. Our registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our fiscal year end is September 30.

Business Overview

We have about 1,700 merchant-clients that use our terminals to process their credit card transactions which has allowed us to be profitable, even in our infancy. A further drop in U.S. economic activity beyond the severe slowdown since 2008, will undoubtedly have an effect on our revenues, as we make our money principally on “residuals”. Residuals are based off a pre-negotiated and contracted percentage rate for each transaction that our merchant-client incurs by its customers. Although we have a standard contract, the rates at which we have negotiated with each of our merchant-clients may vary slightly.

The main challenges we face are continued competition from new entrants into the industry, and limiting our exposure to any erosion of our client base as a result of any possible further deterioration of the economy.

Our other chief concern is competition. Our industry has relatively low barriers to entry. We believe this may lead, in the near-term, to a further splintering of this market industry, but in the mid- to long-term will lead to a consolidation through mergers and acquisitions within this industry. We believe that by streamlining our operations into one public vehicle, we will be in a better position to maximize our value during this foreseen splintering, and then consolidating phases.

  Services, Products and Customers

We provide credit card merchant services to our client base.  Our market consists of established and new businesses.  They are composed of large companies consisting of over 100,000 Visa and MasterCard transactions per month and smaller companies with only a few thousand transactions per month. We believe the marketplace will stagnate in the short run, and by 2011 begin to grow again as new businesses start.

We have approximately 1,700 merchants with approximately $7 million a month in Visa and MasterCard charges.  The merchants are diverse in their geographic location and in the scope of what they do.

Marketing and Sales

Internet advertising has been the greatest marketing and sales-generating vehicle. We plan to continue to spend more advertising dollars on Internet advertising.

We will also use marketing experts to generate new clients for Citadel. This includes but is not limited to using blogs, chat rooms, internet promotion companies, search engine placement, opt-in email promotion, self- producing web sites, and referrals.

We plan to “give away” the terminal. The reason for this is that most of the money we generate is through residuals. Residuals are a percentage of the customer base of credit card transactions. For example, if merchant A has $100,000 in credit card sales, Citadel will make a residual on each transaction of every customer that uses their credit card at merchant A’s location. The amount is based on the quote given to merchant A. The typical amount earned on each account is based on many factors including the discount rate, transaction fee, and the mid- and non-qualified rates. The mid- and non-qualified rates are for business, government, and foreign card transactions. The mid-qualified are for reward cards and keyed-in transactions. Also included are the compliance fees, annual fees, monthly minimums, statement fees to name a few. Visa and MasterCard have over one hundred different categories depending on the type of card used.  Terminals are not held in inventory by Citadel.  The entire cost of the terminal is expensed upon delivery to the customer.

Once a merchant is contracted with Citadel EFT and the processing company, the merchant can avail himself to an 800 number, provided to Citadel’s merchant-clients by a third-party vendor, for inquiries on statements. There is also an online statement at mymerchantdata.com where merchants can view their statements online. It is a transitional period which typically takes 1 day from submission of the application to the approval. The terminals are preprogrammed and shipped to the merchant for ease of use. They will receive a starter packet in the mail with Visa and MasterCard decals, instructions on ordering supplies and preventing fraud.

We plan to acquire smaller companies with their merchant base along with their residuals, for either cash, stock or a combination of both. Typically a merchant base buyout is based on the target company’s monthly residual volume, merchant type and length of time in business. The buyout ratio is anywhere from 15 to 25 times the monthly residual. We see this as a way to grow profits as well as hire new sales associates to promote the Citadel EFT brand.

We implemented our web and advertising strategy from October – December of 2010 to increase awareness of our service offering. While we already have an operational website at http://www.citadelbankcard.com our web strategy will consist of attempts to increase the traffic to our existing site, in particular through the use of web PR firms which can provide search engine optimization services. Search engine optimization is a specialized service wherein the PR firm will re-configure the site, its html coding and its links, to “optimize” or maximize the placement order of the site in search engine results for such search engines as msn, Google, Yahoo and Bing.

 Competition

Our other chief concern is competition. Our industry has relatively low barriers to entry. We believe this may lead, in the near-term, to a further splintering of this market industry, but in the mid- to long-term will lead to a consolidation through mergers and acquisitions within this industry. We believe that by streamlining our operations into one public vehicle, we will be in a better position to maximize our value during this foreseen splintering, and then consolidating phases. Our main competitors are companies in our field of operations who advertise on the Internet. Currently our competitors are North American Bankcard, United Bankcard, Bank of America, Card Services International and Merchant Warehouse.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, and import and export matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.  In addition, because our services are available over the Internet in multiple states, other jurisdictions may claim that we are required to qualify to do business in each such state. We are qualified to do business in all 50 states. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

Other than the foregoing, no governmental approval is needed for our electronic merchant services and our business conducted via our website.

We are at a competitive disadvantage in relation to many of these larger competitors, for the following reasons:

  Since our industry runs on very low margins, a larger firm with more clients is better able to use economies of scale in reducing their cost of services, such as the purchasing of terminals and fees paid to processors.
  Larger firms are able to use their size as a marketing point with prospective merchant-clients, equating their size with stability and other attractive traits.
  Larger firms are able to withstand a greater number of their clients’ defections than we are, as each client represents a larger percentage of our client base than it does for a larger operator, forcing us to be more responsive to our merchant-clients respective demands, which puts pressure on our ability to increase prices.
  Most, though not all, larger firms have other businesses besides credit card processing, and are therefore not as singularly dependent on the success of their credit card processing business as we are on ours.
  Some large firms, such as Bank of America, can “bundle” various financial services for their clients, including banking, lending, and payroll and tax preparation, together with credit card processing. We cannot.

We intend to attempt to overcome these challenges and competitive disadvantages by:

  Acquiring smaller companies with their merchant base along with their residuals.
  Increasing advertising in markets that we don’t currently pursue: we will advertise in trade magazines as well as business publications such as Entrepreneur magazine and Inc. magazine, and newspaper publications such as the Wall Street Journal.
  Continuing to “give away” the terminal to approved merchants. The reason for this is that most of the money we generate is through residuals. Residuals are a percentage of the customer base of credit card transactions.
  Using marketing experts to generate new clients. This includes but is not limited to using blogs, chat rooms, social networks such as Facebook and Twitter, internet promotion companies such as Media760, search engine placement, opt-in email promotion, self- producing web sites, and referrals.
  Offering our clients low transaction fees and pricing.
  Contracting outbound telemarketers.
  Hiring stock promotion companies and announcement services.
  Joining professional associations such as the Chamber of Commerce.
  Forming Internet partnerships by exchanging website promotions.

With these marketing plans in place, we feel that we will increase our merchant base and therefore increase our profits.

Employees

We had 1 employee, the principal owner of Citadel, as of December 15, 2010.  Our employee is not covered by collective bargaining agreements and we consider our employee relations to be good.

Patents, Trademarks and Copyrights

We currently hold no patents covering our business.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	DESCRIPTION OF PROPERTY

Our principal corporate offices were relocated at 1100 Irvine Blvd., Tustin, California, 92780.  We believe that our current space is suitable, adequate and of sufficient capacity to support our current operations.

Item3.	LEGAL PROCEEDINGS

Periodically, we may be involved in legal proceedings arising in the normal course of business. As of the date of this Report, we are currently not involved in any pending, material legal proceedings.

Item 4.	RESERVED

This item is not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Prior to the effective date of our Registration Statement on Form S-1, on September 29, 2010, no public market in our common stock existed. We have submitted a Form 211 application for a priced quotation on the OTC Markets’ OTCQB stock quotation service to the Financial Industry Regulatory Authority (FINRA), and are working with FINRA to complete the application process.

Holders

As of December 15, 2010, there were approximately 45 holders of record of our common stock and we believe there were 45 beneficial owners of our common stock, including shares held in street name.

Dividend Policy

As of the date of this prospectus, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Equity Compensation Plan Information

We have no equity compensation plans

Recent Sales of Unregistered Securities

In September 2009, we issued 12,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  The purchase price of the shares was $120.  The shares were purchased by our sole officer, Gary DeRoos. Mr. DeRoos was furnished the same information that could be found in Part I of a Form S-1 registration statement and he is a sophisticated investor.

Item 6.	SELECTED FINANCIAL DATA

This item is not applicable for smaller reporting companies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated in our forward-looking statements.

General

We have about 1,700 merchant-clients that use our terminals to process their credit card transaction which has allowed us to be profitable, even in our infancy. A further drop in U.S. economic activity beyond the severe slowdown since 2008 will undoubtedly have an effect on our revenues, as we make our money principally on “residuals”. Residuals are based off a pre-negotiated and contracted percentage rate for each transaction that our merchant-client incurs by its customers. Although we have a standard contract, the rates at which we have negotiated with each of our merchant-clients may vary slightly.

The main challenges we face are continued competition from new entrants into the industry, and limiting our exposure to any erosion of our client base as a result of any possible further deterioration of the economy.

Our other chief concern is competition. Our industry has relatively low barriers to entry. We believe this may lead, in the near-term, to a further splintering of this market industry, but in the mid- to long-term will lead to a consolidation through mergers and acquisitions within this industry. We believe that by streamlining our operations into one public vehicle, we will be in a better position to maximize our value during this foreseen splintering, and then consolidating phases.

Executive Overview

Our specific goal is to continue the expansion of our business by developing our web campaign, joining social networking sites such as Facebook and Twitter and actively promoting our product. We began accomplishing the foregoing through the following milestones:

January – September 2010	Registered our previously issued shares on Form S-1.
September – October 2010	Strategized on our web campaign, including social networking sites.
October - December 2010

Implemented our web strategy, evaluated success in terms of number of additional merchant-clients signed up for our service, as well as in terms of quality of merchant-client signed up in this manner; depending on success, either extended the campaign, re-calibrated if necessary, or dropped campaign altogether.

March – April 2011	Move into new offices.

Results of Operations

Revenues

	Year Ended September 30, 2010	Nine Months Ended September 30, 2009	Change	%
Revenues	$337,288	$262,479	$74,809	28.5

Revenues increased by $74,809, or 28.5 percent to $337,288 for the year ended September 30, 2010 from $262,479 for the previous nine month period ended September 30, 2009.  On a comparative twelve month basis, the revenue rate decreased due to Visa/MasterCard volume for our high volume customers. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Operating Expenses

	Year Ended September 30, 2010	Nine Months Ended September 30, 2009	Change	%
Operating expenses	$271,338	$210,261	$61,077	23%

Our operating expenses increased from $210,261 for the nine months ended September 30, 2009 to $271,338 for the year ended September 30, 2010.  Our largest expenditure for both periods was executive compensation and consulting and professional expenses related to the preparation of our Registration Statement on Form S-1 and auditing fees.

Capital Resources and Liquidity

Overview

Over the course of the past three years of operations, including the operations of our predecessor company, we have not seen large, sudden shifts in revenues, although because our business model is reliant on the size of consumer transactions, we have seen, over the past three years, a slight, general increase in revenues likely owing to gradual inflation. We have made no attempt to quantify the amount of increase in our revenue that is due to inflation, although we suspect that it tracks the U.S. Bureau of Labor Statistics Consumer Price Index of approximately 5% over the past three years, owing to the breadth of goods and services in which credit cards are used.

Our primary source of liquidity is cash from operations. Were our residuals from credit card processing transactions to drop steeply, we would not be able to quickly or automatically make up the liquidity through other sources. However, through the economic downtrend, our cash flow has remained steady and has had a slight uptrend.

While one of the strong current trends in the consumer credit markets is for the paying down of personal debt and the increase of personal savings among consumers, our management believes, based only upon our own activity and revenue data which it has observed, that this trend is most likely occurring in the form of paying off a larger portion of each respective consumers' monthly credit card bills, and not through a reduced use of the card itself. Our management's belief is that consumers still use their credit cards for purchases in a slow economic climate; even increasing the amount they spend on a credit card, as a way to manage their own contracted or uncertain cash flows.

Our only debt relates to advances from our president and we have no loans or leases on property or equipment. We do not own any real estate. Revenues are generated by residuals from banks that we have contracts with. We generate our income as the third-party agent for point-of-sale credit card payment processing providers such as Best Payment Solutions, Moneris and National Processing Center. We have no financing debt associated with the business. Unlike banks and credit card issuers, we have no exposure to loss due to nonpayment and bad debt. The processing company and merchants are liable for such debt.

Cash Flows

For the year ended September 30, 2010, cash provided by operating activities was approximately $127,672 as compared to cash provided $23,331 for the nine-months ended September 30, 2009. Our working capital was $79,100 September 30, 2010 as compared to $10,915, due to increased operations.   We recorded the following non-cash charges during 2010: share-based compensation of approximately $37,398 as compared to $0 for 2009.

For the year ended September 30, 2010, cash used in financing activities was $44,455 due to payback of loans to our CEO in the amount of $67,755 offset by cash received from the sale of our common stock of $23,300.  During the nine months ended September 30, 2009 our cash used in financing activities of $23,997 made up of proceeds from our CEO paying expenses on behalf of the company totaling $67,755, offset by shareholder distributions of $91,872.  In addition, we also had proceeds from the sale of our common stock totaling $120.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, costs and estimated earnings incurred in excess of billings on uncompleted contracts, inventory, impairments of long-lived assets, including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, billings in excess of costs and estimated earnings on uncompleted contracts; contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies are critical to our business operations and the understanding of our operations and include the more significant judgments and estimates used in the preparation of our consolidated financial statements.  The consolidated financial statements include the accounts of Deep Down, Inc. and its wholly-owned subsidiaries.

Revenue Recognition

We derive revenues primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services based on a percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction and may also be charged miscellaneous fees, including fees for handling charge backs, monthly minimums, equipment rentals, sales or leasing and other miscellaneous services.

Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

We follow the requirements of ASC 605-45, “Revenue Recognition, Principal Agent Considerations,” in determining our revenue reporting. Generally, we report revenues at the time of sale on a net basis where we are not the primary obligor in the arrangement, have minimal latitude in establishing the price of the services, do not change the product and perform part of the service, do not have discretion in supplier selection, do not have latitude in determining the product and service specifications to meet our client’s needs and do not assume credit risk. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Recent Accounting Pronouncements

Recent Accounting Pronouncements are included in “Part II, Item 8. Financial Statements” Note 1 to the consolidated financial statements, “Summary of Significant Accounting Policies.”

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable for smaller reporting companies.

Item 8.	FINANCIAL STATEMENTS

The financial statements and schedules are included herewith commencing on page F-1.

Reports of Independent Registered Public Accounting Firms	F-2

Combined Balance Sheets	F-4

Combined Income Statements	F-5

Combined Statements of Changes in Stockholders’ Equity	F-6

Combined Statements of Cash Flows	F-7

Notes to Combined Financial Statements	F-8

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 27, 2010, the client auditor relationship between the Citadel EFT, Inc. and GBH CPAs PC ("GBH") was terminated by our Board of Directors. On August 27, 2010, we engaged MaloneBailey LLP ("Malone") as our principal independent public accountant for the fiscal year ended September 30, 2010. Our combined financial statements for the years ended December 31, 2007 and 2008 and as of and for the nine-month period ended September 30, 2009 have been audited by GBH.

The decision to change accountants was ratified and approved by our Board of Directors on August 27, 2010. GBH’s report on our combined financial statements for 2007 and 2008 and as of and for the nine-month period ended September 30, 2009 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the combined financial statements for 2007 and 2008, and as of and for the nine-month period ended September 30, 2009, there were no disagreements between GBH us on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of GBH would have caused GBH to make reference to the subject matter of the disagreement in connection with its report on our combined financial statements.

There have been no reportable events as provided in Item 304(a)(iv)(B) of Regulation S-K and of and during the nine-month period ended September 30, 2009.

We have authorized GBH to respond fully to any inquiries of any new auditors hired by us relating to their engagement as our independent registered public accountant firm.

We had not previously consulted with Malone regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) a reportable event (as provided in Item 304(a)(iv)(B) of Regulation S-K) during the period GBH was our independent registered public accounting firm to the date the relationship with GBH ceased. GBH reviewed the disclosure required by Item 304 (a) before it was filed with the Commission and was provided an opportunity to furnish us with a letter addressed to the Commission containing any new information, clarification of our expression of its views, or the respects in which it does not agree with the statements made by us in response to Item 304 (a). GBH furnished a letter to the Commission to confirm that the client-auditor relationship between GBH and Citadel ceased effective August 27, 2010.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective due to the material weakness described below to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.    There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2010 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.   Management is responsible for the fair presentation of the consolidated financial statements of Citadel EFT.  Management is also responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

(i)           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Citadel;

(ii)          provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Citadel are being made only in accordance with authorizations of our management and directors; and

(iii)         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of September 30, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness.

As of September 30, 2010, we did not maintain effective controls over the control environment.  The Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert.  We did not maintain the following controls: sufficient policies and procedures over the administration of our accounting and fraud risk policies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting since there is only 1 employee. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, this control deficiency could result in another material weakness that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position Held With Deep Down
Gary DeRoos*	49	President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer and Director
Maria Teresa DeRoos	45	Director

_________________________

*Gary and Maria DeRoos are married to each other.

Biographical information regarding each of our directors is as follows.  The following paragraphs also include specific information about each director’s experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual should serve on the Board as of the time of this filing, in light of our business and structure:

Gary DeRoos, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer and Director. Mr. DeRoos (husband of Maria Teresa DeRoos) has been our President, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer, Principal Accounting Officer and a member of the Board of Directors. From 1989 to the present, Mr. DeRoos has been the owner of Citadel E.F.T., a sole proprietorship engaged in the business of providing credit card terminals and merchant account services in Tustin, California.

Maria Teresa DeRoos.    Mrs. DeRoos (wife of Gary DeRoos) has been a member of the Board of Directors. From 1994 to the present, Mrs. DeRoos has served as a financial and management information advisor for Citadel E.F.T, a sole proprietorship engaged in the business of providing credit card terminals and merchant account services in Tustin, California.

During the past ten years, neither Mr. nor Mrs. DeRoos have been the subject of any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Mr. and/or Mrs. DeRoos were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. or Mrs. DeRoos’ involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us or written representations of our officers and directors, we believe that all Section 16(a) filing requirements were filed on a timely basis.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation earned in the fiscal years ended September 30, 2010 and from January 1, 2009 through September 30, 2009 by our Chief Executive Officer.  We have no other compensated executive officers other than our CEO.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (2)	Total

Gary DeRoos	2010	$61,000	$48,168	$-	$-	$13,765	$122,933
President, Chief Executive Officer , Chief Financial Officer and Director	2009	$67,500	$-	$-	$-	$-	$67,500

(1)           The amount in the “Bonus” column for 2010 was paid at the sole discretion of the board of directors.

(2)           The amounts in the “All Other Compensation” column for 2010 were attributed to the following:

•

a vehicle allowance $3,320; and

•

healthcare expenses paid by the company on Mr. DeRoos’ behalf in the amount of $10,445.

Outstanding Equity Awards at September 30, 2010

There are no outstanding equity awards at September 30, 2010.

 Compensation of Directors

Each of our directors who also serve as our executive officers do not receive any additional compensation for their performance of services as directors.  We may agree to provide compensation to these directors in the future.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 15, 2010, concerning the beneficial ownership of shares of Common Stock of Citadel EFT, Inc. by (i) each person known by us to beneficially own more than 5 percent of the  outstanding shares of our common stock; (ii) each Director; (iii) our “Named Executive Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Citadel as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law. In addition, all persons named below can be reached at Citadel EFT, Inc. at 1100 Irvine Blvd, Tustin, California 92780.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock Outstanding
Gary DeRoos (2)	12,000,000		90.8%
Maria Teresa DeRoos (2)	-		- %
All directors and officers as a group (2 persons)	12,000,000	(5)	90.8%

* - Less than 1%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 13,213,960 shares of common stock outstanding as of December 15, 2010.

(2)	Mr. and Mrs. DeRoos are husband and wife.

Disclosure regarding our equity compensation plans as required by this item is incorporated by reference to the information set forth under Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions

Our Board of Directors and Management recognize that related person transactions present a heightened risk of conflicts of interest, and therefore we review all relationships and transactions in which we and our directors, director nominees and executive officers or their immediate family members, as well as holders of more than 5% of any class of our voting securities and their family members, have a direct or indirect material interest.  As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in our annual Form 10-K statement.

 Gary DeRoos and Maria Teresa DeRoos are deemed “promoters” of our company, within the meaning of such term under the Securities Act of 1933, since they co-founded and organized our company. Mr. and Ms. DeRoos are our only “promoters”.  In September 2009, we issued 12,000,000 shares of common stock as restricted securities to Gary DeRoos, our sole officer and a director, in consideration of $0.00001 per share or a total of $120. Neither Mr. nor Ms. DeRoos has received, nor are either entitled to receive any additional consideration for their services as our promoters.

As of September 30, 2010 and September 30, 2009, we had an outstanding payable to Mr. DeRoos of $0 and $67,755, respectively, for operating advances and expenses paid on our behalf for opening the corporate bank account, organizational and startup costs, and consulting fees related to our incorporation. The loan is verbal, unsecured, non-interest bearing, and has no specific terms for repayment, other than a verbal agreement between Citadel and Mr. DeRoos that the loan will be paid back once our web strategy, as we describe above in our Plan of Operations subsection of our MD&A section, has been completed. Repayments would only be made with cash remaining after working capital needs and other debt servicing requirements, if any.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We retained MaloneBailey, LLC (“Malone”) as our principal accountant in 2010.  We had no relationship with Malone prior to their retention as our principal accountant. The following table sets forth the aggregate fees paid to Malone for audit services rendered in connection with our consolidated financial statements and reports for the year ended September 30, 2010.

                We had retained GBH CPAs, PC (“GBH”) as our principal accountant during 2009 and for consent procedures and interim review procedures during the fiscal year ended September 20, 2010.  The following table sets forth the aggregate fees paid to GBH for audit services rendered in connection with our consolidated financial statements and reports for the year ended September 30, 2009.  The table also includes $14,000 paid to GBH for consent procedures related to the registration statement and interim review procedures performed for the fiscal year ended September 30, 2010.

	September 30, 2010	September 30, 2009
(i) Audit Fees	$26,000	$10,000
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-

Audit Fees: Consists of fees billed for professional services rendered for the audit of Citadel’s financial statements, the review of interim condensed consolidated financial statements included in quarterly reports, registration statements and other offering documentation, services that are normally provided in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of Citadel’s consolidated financial statements and are not reported under "Audit Fees."

Tax Fees: Consists of tax compliance, tax preparation and other tax services. Tax compliance and tax preparation consists of fees billed for professional services related to assistance with tax returns. Other tax services consist of fees billed for other miscellaneous tax consulting.

All Other Fees:  None.

Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors pre-approves all audit and permissible non-audit services provided by Citadel’s principal accountant. These services may include audit services, audit-related services, tax services and other services. The Board of Directors may also pre-approve particular services on a case-by-case basis and may delegate pre-approval authority to one or more directors. If so delegated, the director must report any pre-approval decision to the Board of Directors at its first meeting after the pre-approval was obtained.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules. See the combined financial statements and related schedules commencing on page F-1 of this report.

(b)	Exhibits.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EFT, INC.

(Registrant)

/s/ GARY DEROOS

Gary DeRoos, President and Chief Executive Officer

Dated: January 13, 2011

/s/ GARY DEROOS

Gary DeRoos

Chief Financial Officer

Dated: January 13, 2011

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints GARY DEROOS, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ GARY DEROOS	President, Chief Executive Officer and Director
Gary DeRoos	(Principal Executive Officer)	January 13, 2011

/s/ GARY DEROOS	Chief Financial Officer and Director
Gary DeRoos	(Principal Financial Officer and Principal Accounting Officer)	January 13, 2011

INDEX TO COMBINED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2

Combined Balance Sheets	F-4

Combined Income Statements	F-5

Combined Statements of Changes in Stockholders’ Equity	F-6

Combined Statements of Cash Flows	F-7

Notes to the Combined Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Citadel EFT, Inc.

Tustin, California

We have audited the accompanying balance sheet of Citadel EFT, Inc. as of September 30, 2010, and the related income statement, statement of stockholders' equity, and statement of cash flows for the year then ended.  These financial statements are the responsibility of Citadel’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Citadel is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Citadel’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citadel EFT, Inc. at September 30, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

January 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Citadel EFT, Inc.

Tustin, California

We have audited the accompanying combined balance sheet of Citadel EFT, Inc. as of September 30, 2009, and the related combined income statements, combined statement of changes in stockholder’s equity, and combined statement of cash flows for the nine months ended September 30, 2009. These combined financial statements are the responsibility of Citadel’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. Citadel is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Citadel’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Citadel EFT, Inc. as of September 30, 2009 and the results of their operations and their cash flows for the nine months ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

May 11, 2010

Citadel EFT, Inc.

Combined Balance Sheets

	September 30, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$112,608	$29,391
Accounts receivable	32,097	28,221
Prepaid expenses and other current assets	-	25,000
Total current assets	144,705	82,612
Total assets	$144,705	$82,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,200	$-
Related party payable	-	67,755
Income tax liability	62,405	3,942
Total current liabilities	65.605	71,697
Total liabilities	65,605	71,697

Commitments and contingencies

Stockholders' equity:
Preferred Stock, 100,000,000 shares authorized, $0.0001 par value; no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 13,213,960 and 12,000,000 issued and outstanding, respectively	132	120
Additional paid-in capital	60,686	-
Retained earnings	18,282	10,795
Total stockholders' equity	79,100	10,915
Total liabilities and stockholders' equity	$144,705	$82,612

The accompanying notes are an integral part of the combined financial statements.

Citadel EFT, Inc.

Combined Income Statements

	Year Ended September 30, 2010	Nine Months Ended September 30, 2009

REVENUE	$337,288	$262,479

OPERATING EXPENSES	271,338	210,261

NET INCOME BEFORE TAXES	65,950	52,218

Income tax expense	58,463	3,942

NET INCOME	$7,487	$48,276

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.00	$0.06

Weighted Average
Shares Outstanding-Basic and Diluted	12,994,544	747,253

Pro Forma Information:
Pro forma provision for income taxes	$-	$7,833
Pro forma net income	$-	$44,385
Pro forma net income per common share, basic and diluted	$-	$0.00
Pro forma weighted average shares outstanding, basic and diluted	$-	$12,000,000

The accompanying notes are an integral part of the combined financial statements.

Citadel EFT, Inc.
Combined Statements of Changes in Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholder’s
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2008	-	$-	$-	$54,391	$54,391

Stock issued for cash at $0.00001 per share	12,000,000	120	-	-	120
Distribution to stockholder				(91,872)	(91,872)
Net income	-	-	-	48,276	48,276

Balance, September 30, 2009	12,000,000	120	-	10,795	10.915

Stock issued for cash at $0.05 per share	466,000	5	23,295	-	23,300
Shares issued for services at $0.05 per share	747,960	7	37,391	-	37,398
Net income	-	-	-	7,487	7,487

Balance, September 30, 2010	13,213,960	$132	$60,686	$18,282	$79,100

  The accompanying notes are an integral part of the combined financial statements

Citadel EFT, Inc.

Combined Statements of Cash Flows

	Year Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net income	$7,487	$48,276
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	37,398	-
Changes in assets and liabilities:
Accounts receivable	(3,876)	(3,887)
Prepaid expenses and other current assets	25,000	(25,000)
Income tax liability	58,463	3,942
Accounts payable and accrued liabilities	3,200	-
Net cash provided by operating activities	127,672	23,331

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	23,300	120
Distributions to shareholder	-	(91,872)
Borrowings from related party	-	67,755
Repayments to related party	(67,755)	-
Net cash used in financing activities	(44,455)	(23,997)
Change in cash and equivalents	83,217	(666)
Cash and cash equivalents, beginning of period	29,391	30,057
Cash and cash equivalents, end of period	$112,608	$29,391

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of the combined financial statements.

Citadel EFT, Inc.

Notes to Combined Financial Statements

For the Year Ended September 30, 2010 and for the Nine Months Ended September 30, 2009

NOTE 1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Citadel EFT, Inc. (“Citadel”) was incorporated in Nevada on September 1, 2009. Prior to its formation, Citadel was a sole proprietorship (“Citadel EFT”). Citadel EFT was formed in 1989 for the purpose of offering credit card transaction processing and merchant account services to businesses located in North America. In September 2009 Citadel EFT decided to incorporate as a new corporation to act as a vehicle by which to operate a new retail transaction processing venture, and have the corporation provide the retail industry the tools and services for credit transactions. Citadel EFT transferred its client base of approximately 1,700 “merchant-clients” or “client-businesses” that it had developed into Citadel EFT, Inc., the corporation, in order to streamline and grow the its operations.  In 2009, we changed our fiscal year end from December 31 to September 30.

Basis of Presentation.  Citadel prepared its combined financial statements in accordance with accounting principles generally accepted in the United States of America. These combined financial statements include the results of operations of Citadel and its predecessor entity. Citadel determined that the formation of a corporation and the resulting transfer of assets from a sole proprietorship to the corporate structure which occurred in September 2009 constituted a reorganization of an entity under common control as opposed to an event that would create a successor entity. Accordingly, the financial statements for Citadel EFT, Inc. and Citadel EFT have been combined for the nine months ended September 30, 2009.  The financial statements for the year ended September 30, 2010 present only the accounts of Citadel.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements. Citadel does not believe that there are any other new pronouncements that have been issued that might have a material impact on its combined financial position or combined results of operations.

Cash and Cash Equivalents. Citadel considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes. Deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. Deferred taxes are calculated by applying enacted statutory tax rates and tax laws to future years in which temporary differences are expected to reverse. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted.

A deferred tax valuation reserve is established if it is more likely than not that a deferred tax asset will not be realized.

Citadel recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Pro Forma Information.  Effective September 1, 2009, Citadel elected to be treated as a C-corporation under the Internal Revenue Code and is subject to corporate income taxes. Accordingly, a pro forma income tax provision for corporate income taxes has been calculated as if Citadel had been taxable as a C-corporation for those periods prior to September 1, 2009. The effective tax rates used in the unaudited pro forma income tax calculations are based on the statutory federal income tax rate plus applicable state income taxes (net of federal benefit) plus the non-deductibility of certain expenses. Additionally, Citadel has presented pro forma net income, pro forma income per share and pro forma weighted average shares outstanding as if Citadel had been capitalized on the first date of the periods presented.

Revenue Recognition and Accounts Receivable. Citadel derives revenues primarily from the electronic processing of credit, charge and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services based on a percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Certain merchant customers are charged a flat fee per transaction and may also be charged miscellaneous fees, including fees for handling charge backs, monthly minimums, equipment rentals, sales or leasing and other miscellaneous services.

Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

We follow the requirements of ASC 605-45, “Revenue Recognition, Principal Agent Considerations,” in determining our revenue reporting. Generally, we report revenues at the time of sale on a net basis where we are not the primary obligor in the arrangement, have minimal latitude in establishing the price of the services, do not change the product and perform part of the service, do not have discretion in supplier selection, do not have latitude in determining the product and service specifications to meet our client’s needs and do not assume credit risk. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Accounts receivable are primarily comprised of amounts due from our clearing and settlement banks from revenues earned, net of related interchange and bank processing fees, on transactions processed during the month ending on the balance sheet date. Such balances are typically received from the clearing and settlement banks within 30 days following the end of each month. Bad debt expense is recognized based on management’s estimate of likely losses per year, based on the nature of the revenues and subsequent month receipt. As of September 30, 2010 and 2009 respectively, no allowance for doubtful accounts was deemed necessary.

Advertising Costs. Citadel’s policy regarding advertising is to expense advertising when incurred.  For the year ended September 30, 2010 and the nine months ended September 30, 2009, Citadel incurred advertising expenses of approximately $5,690 and $25,000, respectively.

Financial Instruments. Citadel believes the carrying amounts of financial instruments As of September 30, 2010and 2009, including cash and accounts receivable approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values.

NOTE 2. RELATED PARTY TRANSACTIONS

As of September 30, 2010 and 2009 Citadel owed its president and director $0 and $67,755, respectively, for operating advances and expenses paid on behalf of Citadel for opening the corporate bank account, organizational and startup costs, and consulting fees. The total amount is unsecured, non-interest bearing, and has no specific terms for repayment.  Citadel repaid these amounts during the year ended September 30, 2010.

NOTE 3. STOCKHOLDER’S EQUITY

During the year ended September 30, 2010 and the nine months ended September 30, 2009, Citadel distributed $0 and $91,872, respectively, to its sole stockholder.

In September 2009, Citadel issued 12,000,000 common shares to its president at $0.00001 per share for $120.

During the year ended September 30, 2010, Citadel sold 466,000 common shares to 38 individuals in consideration of $0.05 per share or a total of $23,300.

During the year ended September 30, 2010, Citadel issued 747,960 common shares (six percent (6%) of the total outstanding shares after our private offering) to seven service providers for services rendered. The fair value of these 747,960 shares was approximately $37,000 based on the $0.05 per share received by Citadel in the private placement offering. All share issuances were fully vested and non-forfeitable on the date of grant, resulting in all associated expense being recognized in the year ended September 30, 2010.  The 747,960 shares of common stock were issued to the seven service providers as follows:

•

50,000 common shares to Sienna Consultants, LLC in exchange for $2,500 worth of business consulting services rendered, at a price of $0.05 per share. The business consulting services related to Citadel’s registration statement on Form S-1, as well as future reporting obligations.

•

249,320 common shares to Artfield Investments RD, Inc. in exchange for $12,466 worth of business consulting services rendered at a price of $0.05 per share. The business consulting services rendered included guidance and help preparing the registration statement.

•

5,000 common shares to RBS Associates in exchange for $250 worth of business consulting services rendered, at a price of $0.05 per share. The business consulting services relate to Citadel’s registration statement on Form S-1, as well as future reporting obligations.

•

268,912 common shares to Bebeyim LLC in exchange for $13,446 worth of business consulting services rendered, at a price of $0.05 per share. The business consulting services relate to Citadel’s registration statement on Form S-1, as well as future reporting obligations.

•

50,000 common shares to Global Lambert LLC in exchange for $2,500 worth of business consulting services rendered, at a price of $0.05 per share. The business consulting services relate to Citadel’s registration statement on Form S-1, as well as future reporting obligations.

•

25,000 common shares to Anslow & Jaclin LLP in exchange for $1,250 worth of legal advice delivered, at a price of $0.05 per share. The business consulting services relate to Citadel’s registration statement on Form S-1.

•

99,728 common shares to The Alexander George Group in exchange for $4,986 worth of business consulting services rendered, at a price of $0.05 per share. The business consulting services relate to Citadel’s registration statement on the Form S-1, as well as future reporting obligations.

NOTE 4. INCOME TAXES

Income tax expense for the year ended September 30, 2010 and for the nine months ended September 30, 2009 is as follows:

	2010	2009
Current:
Current - Federal	$ 46,821	$ 3,942
Current - State	11,642
Deferred	-	-
	$ 58,463	$ 3,942

A reconciliation of the actual taxes to the statutory U.S. taxes for the period ended September 30, 2009 is as follows:

	2010	2009
Income tax expense at the statutory federal rate (39% and 15%)	$ 21,180	$ 3,942
Increase (decrease) resulting from:
Permanent differences	25,641	-
State tax expense	11,642	-
Income tax expense	$ 58,463	$ 3,942

As of September 30, 2010 and 2009, Citadel has a current tax liability of $62,405 and $3,942, respectively.

For the period of January 1, 2009 through August 31, 2009, Citadel was taxed as a sole proprietorship whereby components of income and expense were passed through and taxed at the owner level. Deferred income taxes are not significant.

NOTE 5. PREPAID EXPENSES

During 2009, Citadel entered into a consulting agreement with an unrelated third party. Citadel owed the consultant $25,000 of which $25,000 was paid as of September 30, 2009 for consulting services to cover expenses related to the incorporation and public listing of Citadel, including state franchise and incorporation fees and expenses related to a private stock offering conducted during 2009 for a minimum period of six months after Citadel is listed on the OTC Bulletin Board. The amount paid was accounted for in the financial statements as pre-paid expenses at September 30 2009.  This amount was expensed during the year ended September 30, 2010 as the services were performed.