Form 10-Q
period 2010-12-31
Citadel EFT, Inc.
filed 2011-02-08
CIK 1473971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-164882

CITADEL EFT, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0473573
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1100 Irvine Blvd. Tustin, California	92780
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (714) 730-8143

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ____    Accelerated filer ____    Non-accelerated filer ____   Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

At February 8, 2011, there were 13,213,960 shares of common stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CITADEL EFT, INC.

BALANCE SHEETS

 (Unaudited)

	December 31, 2010	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$63,773	$112,608
Accounts receivable	43,816	32,097
Total assets	$107,589	$144,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$-	$3,200
Income tax liability	17,686	62,405
Total current liabilities	17,686	65,605

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 13,213,960 shares issued and outstanding	132	132
Additional paid-in capital	60,686	60,686
Retained earnings	29,085	18,282
Total stockholders' equity	89,903	79,100
Total liabilities and stockholders' equity	$107,589	$144,705

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended
	December 31,
	2010	2009

Revenues	$101,036	$42,890

Operating expenses:
General and administrative	(84,943)	(22,461)
Net income before income taxes	16,093	20,429
Income tax (expense) benefit	(5,290)	(2,198)
Net income	$10,803	$18,231

Net income per share, basic and diluted	$0.00	$0.00
WWeighted-average common shares outstanding, basic and diluted	13,213,960	12,000,000

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$10,803	$18,231
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Accounts receivable	(11,719)	28,221
Accounts payable and accrued liabilities	(3,200)	-
Income taxes payable	(44,719)	2,198
Net cash provided by operating activities	(48,835)	48,650

Cash flows from investing activities:	-	(2,138)

Cash flows from financing activities:
Borrowings from advances from shareholder	-	23,350
Repayments of advances from shareholder	-	(31,000)
Net cash (used in) provided by financing activities	-	(7,650)
Change in cash and equivalents	(48,835)	38,862
Cash and cash equivalents, beginning of period	112,608	23,391
Cash and cash equivalents, end of period	$63,773	$62,253

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

Citadel prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended December 31, 2010 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended September 30, 2010 and 2009 filed in its annual report on Form 10-K.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical financial statements which are included in our Form 10-K for the fiscal year ended September 30, 2010 filed with the Commission on January 13, 2011 and our unaudited consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I. Item 1.

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

Industry and Executive Outlook

Our specific goal is to continue the expansion of our business by developing our web campaign, joining social networking sites such as Facebook and Twitter and actively promoting our product.  In the three months ended December 31, 2010, we fully implemented our web strategy and will ascertain over the next quarter the success.  Success will be measured in the number of new merchants signed up.

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Revenues

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Change	%
Revenues	$101,036	$42,890	$58,146	57.5

Revenues increased by $58,146, or 57.5 percent to $101,036 for the three months ended December 31, 2010 from $42,890 for the three months ended December 31, 2009.  The revenue rate increased due to larger number of merchants and transactions. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Operating Expenses.

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Change	%
Operating expenses	$84,943	$22,461	$62,482	73.5

Our operating expenses increased from $22,461 for the three months ended December 31, 2009 to $84,943 for the three months ended December 31, 2010.  The primary reason for the increase was $52,500 of bonus payments made to our sole executive officer.  Accounting, auditing fees and consulting fees attributed to the remainder of the increase.

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

Cash Flow from Operating Activities

During the three months ended December 31, 2010, cash used from operating activities was $48,835 as compared to cash flows provided by operating activities during the same prior year period of $48,650.  We can attribute the primary reason for the decrease in income taxes paid during the quarter ended December 31, 2010.

Cash Flow from Investing Activities

During the first quarter 2011, cash used in investing activities was $0 compared to $2,138 during the same quarter last year.

Cash Flow from Financing Activities

During the first quarter 2010, cash used in financing activities was $7,650 which consisted of borrowings of $23,350 and payments of $31,000 to our shareholder for advances made on behalf of the company.

Critical Accounting Policy Updates

The discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances and income taxes including the valuation allowance for deferred tax assets.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

We follow the requirements of ASC 605-45, “Revenue Recognition, Principal Agent Considerations,” in determining our revenue reporting. Generally, we report revenues at the time of sale on a net basis where we are not the primary obligor in the arrangement, have minimal latitude in establishing the price of the services, do not change the product and perform part of the service, do not have discretion in supplier selection, do not have latitude in determining the product and service specifications to meet our client’s needs and do not assume credit risk. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants

See Note 1, “Recent Accounting Pronouncements,” in the notes to unaudited consolidated financial statements for information regarding recently issued accounting standards.

Refer to Part II. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended September 30, 2010 for a discussion of our Critical Accounting Policies.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation.  Our business is not significantly seasonal in nature.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation, under the supervision and with the participation of our management, including our sole Executive officer serving in both the Chief Executive Officer and Chief Financial Officer capacities, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective due to the material weakness described below to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.    There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2010 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.   Management is responsible for the fair presentation of the consolidated financial statements of Citadel EFT, Inc. Management is also responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

During the Annual 10-K review process for the year ended September 30, 2010, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of September 30, 2010 and the deficiencies reported continue to be deficiencies as of December 31, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness.

As of December 31, 2010, we did not maintain effective controls over the control environment.  The Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert.  We did not maintain the following controls: sufficient policies and procedures over the administration of our accounting and fraud risk policies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting since there is only 1 employee. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, this control deficiency could result in another material weakness that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

 PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Periodically, we are involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are currently not involved in any pending, material legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EFT, INC.
(Registrant)

Signature	Title	Date

/s/ GARY DEROOS	President, CEO and Director	FEBRUARY 8, 2011
Gary DeRoos	(Principal Executive Officer)

/s/ GARY DEROOS	Chief Financial Officer	FEBRUARY 8, 2011
Gary DeRoos	(Principal Financial Officer)

Exhibit 31.1

CEO CERTIFICATION

I, Gary DeRoos, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Citadel EFT, Inc. for the quarterly period ended December 31, 2010;

2.

Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d – 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to  ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 8, 2011

/s/ Gary DeRoos
Gary DeRoos Chief Executive Officer

Exhibit 31.2

CFO CERTIFICATION

I, Gary DeRoos, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Citadel EFT, Inc. for the quarterly period ended December 31, 2010;

2.

Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d – 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to  ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 8, 2011

/s/ Gary DeRoos
Gary DeRoos Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary DeRoos, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of Citadel EFT, Inc. for the period ending December 31, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Citadel, EFT Inc.

Date: February 8, 2011	/s/ Gary DeRoos
Gary DeRoos Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary DeRoos, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of Citadel EFT, Inc. for the period ending December 31, 2010  fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Citadel EFT, Inc.

Date: February 8, 2011	/s/ Gary DeRoos
Gary DeRoos Chief Financial Officer