Form 10-Q
period 2011-03-31
Citadel EFT, Inc.
filed 2011-05-06
CIK 1473971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ____    Accelerated filer ____    Non-accelerated filer ____   Smaller reporting company X

At May 8, 2011, there were 13,213,960 shares of common stock outstanding.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer collectively to Citadel EFT, Inc., a Nevada corporation.

Readers should consider the following information as they review this Quarterly Report on Form 10-Q:

Forward-Looking Statements

The statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Report and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of May 6, 2011, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after May 6, 2011 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CITADEL EFT, INC.

COMBINED BALANCE SHEETS

 (Unaudited)

	March 31, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$69,931	$112,608
Accounts receivable	43,506	32,097
Total assets	$113,437	$144,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$-	$3,200
Income tax liability	11,903	62,405
Total current liabilities	11,903	65,605

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 13,213,960 shares issued and outstanding	132	132
Additional paid-in capital	60,686	60,686
Retained earnings	40,716	18,282
Total stockholders' equity	101,534	79,100
Total liabilities and stockholders' equity	$113,437	$144,705

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

COMBINED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenues	$120,745	$117,906	$221,782	$174,639
Operating expenses:
Selling, general and administrative	103,877	123,680	188,820	159,984
Total operating expenses	103,878	123,680	188,820	159,984
Operating income	16,868	(5,774)	32,962	14,655
Other income (expense):
Interest expense, net	-	-	-	-
Other income, net	-	-	-	-
Total other expense	-	-	-	-
Income (loss) before income taxes	16,868	(5,774)	32,962	14,655
Income tax (expense) benefit	(5,238)	-	(10,528)	(2,198)
Net income	$11,630	$(5,774)	$22,434	$12,457

Net income per share, basic and diluted	$0.00	$(0.00)	$0.002	$0.001
Weighted-average common shares outstanding, basic and diluted	13,213,960	13,213,960	13,913,960	13,913,960

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

COMBINED STATEMENTS OF CASH FLOWS

 (Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$22,434	$12,457
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation
Changes in assets and liabilities:	-	37,403
Accounts receivable	(11,409)	(3,374)
Prepaid expenses	-	10,000
Accounts payable and accrued liabilities	(3,200)	6,140
Income taxes payable	(50,502)	-
Net cash (used in) provided by operating activities	(42,677)	50,169

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Borrowings from advances from shareholder	-	23,295
Repayments of advances from shareholder	-	(47,942)
Net cash used in by financing activities	-	(24,647)
Change in cash and equivalents	(42,677)	37,979
Cash and cash equivalents, beginning of period	112,608	29,391
Cash and cash equivalents, end of period	$69,931	$67,370

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

Citadel prepares its combined financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six-month periods ended March 31, 2011 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended September 30, 2010 and 2009 filed in its annual report on Form 10-K.

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

Prior to the effective date of our Registration Statement on Form S-1, on September 29, 2010, no public market in our common stock existed. On April 20, 2011, we received approval for a priced quotation on the OTC Markets’ OTCQB stock quotation service  under the symbol CDFT from  the Financial Industry Regulatory Authority (FINRA).

Industry and Executive Outlook

Our specific goal is to continue the expansion of our business by developing our web campaign, joining social networking sites such as Facebook and Twitter and actively promoting our product.  In the six months ended March 31, 2011, we fully implemented our web strategy and will ascertain over the next quarter the success.  Success will be measured in the number of new merchants signed up.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Change	%
Revenues	$120,745	$117,906	$2,839	2.4

Revenues increased by $2,839, or 2.4 percent to $120,745 for the three months ended March 31, 2011 from $117,906 for the three months ended March 31, 2010.  The revenue rate increased due to larger number of merchants and transactions. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Operating Expenses.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Change	%
Operating expenses	$103,877	$123,680	$(19,803)	(16.0)

Our operating expenses decreased from $123,680 for the three months ended March 31, 2010 to $103,877 for the three months ended March 31, 2011.  The primary reason for the decrease was a reduction of general and administrative expenses related to our registration statement on Form S-1 last year.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

Revenues

	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010	Change	%
Revenues	$221,781	$174,639	$47,142	27.0

Revenues increased by $47,142, or 27.0 percent to $221,781 for the six months ended March 31, 2011 from $174,639 for the six months ended March 31, 2010.  The revenue rate increased due to larger number of merchants and transactions. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Operating Expenses.

	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010	Change	%
Operating expenses	$188,820	$159,984	$28,836	18.0

Our operating expenses increased from $159,984 for the six months ended March 31, 2010 to $188,820 for the six months ended March 31, 2011.  The primary reason for the increase was $52,500 of bonus payments made to our sole executive officer offset by a reduction in accounting and auditing fees associated with our registration statement on Form S-1 in the prior year.

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

Cash Flow from Operating Activities

During the six months ended March 31, 2011, cash used from operating activities was $42,677 as compared to cash flows provided by operating activities during the same prior year period of $50,169.  We can attribute the primary reason for the decrease in income taxes paid during the six months ended March 31, 2011.

Cash Flow from Financing Activities

During the first six months of 2011 cash used in financing activities was $0 as compared to cash used in financing activity of $24,647 for the six months ended March 31, 2010.

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

During the Annual 10-K review process for the year ended September 30, 2010, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of September 30, 2010 and the deficiencies reported continue to be deficiencies as of March 31, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness.

As of March 31, 2011, we did not maintain effective controls over the control environment.  The Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert.  We did not maintain the following controls: sufficient policies and procedures over the administration of our accounting and fraud risk policies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting since there is only 1 employee. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, this control deficiency could result in another material weakness that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

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

CITADEL EFT, INC.
(Registrant)

Signature	Title	Date

/s/ GARY DEROOS	President, CEO and Director	May 6, 2011
Gary DeRoos	(Principal Executive Officer)

/s/ GARY DEROOS	Chief Financial Officer	May 6, 2011
Gary DeRoos	(Principal Financial Officer)