Form 10-Q
period 2011-06-30
Citadel EFT, Inc.
filed 2011-08-03
CIK 1473971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-164882

CITADEL EFT, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0473573
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

825 College Blvd, Ste. 102-328 Oceanside, CA 92057	92780
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (714) 730-8143

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

 ☒ Yes  ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 ☐Yes  ☒   No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes[ ] No [X]

At August 3, 2011 there were 84,213,960 shares of common stock outstanding.

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

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of August 15, 2011, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after August 15, 2011 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

i

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CITADEL EFT, INC.

COMBINED BALANCE SHEETS

 (Unaudited)

	June 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$82,930	$112,608
Accounts receivable	38,999	32,097
Total assets	$121,929	$144,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$-	$3,200
Income tax liability	6,403	62,405
Total current liabilities	6,403	65,605

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 84,213,960 shares issued and outstanding	842	132
Additional paid-in capital	3,609,976	60,686
Accumulated deficit	(3,495,292)	18,282
Total stockholders' equity	115,526	79,100
Total liabilities and stockholders' equity	$121,929	$144,705

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

COMBINED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues, net	$127,648	$91,852	$349,428	$244,875
Operating expenses:
Selling, general and administrative	3,663,656	39,097	3,852,474	177,465
Income (loss) before income taxes	(3,536,008)	52,755	(3,503,046)	67,410
Income tax (expense) benefit	-	(9,496)	(10,528)	(11,694)
Net (loss) income	$(3,536,008)	$43,259	$(3,513,574)	$55,716

Net (loss) income per share, basic and diluted	$(0.07)	$(0.00)	$(0.13)	$0.00
Weighted-average common shares outstanding, basic and diluted	52,811,762	13,213,960	26,413,227	13,913,960

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

COMBINED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(3,513,574)	$55,716
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	3,550,000	37,398
Changes in assets and liabilities:
Accounts receivable	(6,902)	(1,898)
Prepaid expenses	-	10,000
Accounts payable and accrued liabilities	(3,200)	-
Income taxes payable	(56,002)	11,694
Net cash (used in) provided by operating activities	(29,678)	112,910

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Cash provided from issuance of common stock	-	23,300
Borrowings from advances from shareholder	-	-
Repayments of advances from shareholder	-	(56,999)
Net cash used in by financing activities	-	(33,699)
Change in cash and equivalents	(29,678)	79,211
Cash and cash equivalents, beginning of period	112,608	29,391
Cash and cash equivalents, end of period	$82,930	$108,602

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Note 1:   Basis of Presentation

Citadel EFT, Inc. (the “Company”) prepares its combined financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine-month periods ended June 30, 2011 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended September 30, 2010 and 2009 filed in its annual report on Form 10-K.

Note 2:  Common Stock

In May and June 2011, Citadel issued 1,000,000 common shares to various consultants for services performed.  In addition, Citadel issued 70,000,000 common shares to its CEO for compensation.  Citadel estimated the fair market value of these shares to be $0.05 per share based on a previous private placement and recorded a total of $3,550,000 of compensation expense during the quarter ended June 30, 2011.

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

Prior to the effective date of our Registration Statement on Form S-1, on September 29, 2010, no public market in our common stock existed. On April 20, 2011, we received approval for a priced quotation on the OTC Markets’ OTCQB stock quotation service  under the symbol CDFT from  the Financial Industry Regulatory Authority (FINRA.

Industry and Executive Outlook

Our specific goal is to continue the expansion of our business by developing our web campaign, joining social networking sites such as Facebook and Twitter and actively promoting our product.  In the six months ended June 30, 2011, we fully implemented our web strategy and will ascertain over the next quarter the success.  Success will be measured in the number of new merchants signed up.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Change	%
Revenues	$127,648	$91,852	$35,796	39.0

Revenues increased by $35,796, or 39 percent to $127,648 for the three months ended June 30, 2011 from $91,852 for the three months ended June 30, 2010.  The revenue rate increased due to larger number of merchants and transactions. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Operating Expenses.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Change	%
Operating expenses	$3,663,656	$39,097	$3,624,559	9270.0

Our operating expenses increased from $39,097 for the three months ended June 30, 2010 to $3,663,656 for the three months ended June 30,  2011.  The primary reason for the increase was related to the recording of compensation expense in the amount of $3,550,000 for 71,000,000 shares of common stock issued to various consultants and the CEO valued at $0.05 per share.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June30, 2010

Revenues

	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010	Change	%
Revenues	$349,428	$244,875	$104,553	42.7

Revenues increased by $104,553, or 42.7 percent to $349,428 for the six months ended June 30, 2011 from $244,875 for the six months ended June 30, 2010.  The revenue rate increased due to larger number of merchants and transactions. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Operating Expenses.

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Change	%
Operating expenses	$3,852,474	$177,465	$3,675,009	2071.0

Our operating expenses increased from $177,465 for the six months ended June 30, 2010 to $3,852,474 for the six months ended June 30, 2011.  The primary reason for the increase was $3,550,000 in compensation expense recorded for the fair market value of 71,000,000 shares of common stock issued to the CEO and various consultantsfor services performed and $52,500 of bonus payments made to our sole executive officer offset by a reduction in accounting and auditing fees associated with our registration statement on Form S-1 in the prior year.

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

Cash Flow from Operating Activities

During the nine months ended June 30, 2011, cash used from operating activities was $29,678 as compared to cash flows provided by operating activities during the same prior year period of $112,910.  We can attribute the primary reason for the decrease in income taxes paid during the nine months ended June 30, 2011.

Cash Flow from Financing Activities

During the first nine months of 2011 cash used in financing activities was $0 as compared to cash used in financing activity of $33,699 for the nine months ended June 30, 2010.

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

Changes in Internal Control over Financial Reporting.    There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2011 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the Annual 10-K review process for the year ended September 30, 2010, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of September 30, 2010 and the deficiencies reported continue to be deficiencies as of June 30, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness.

As of June 30, 2011, we did not maintain effective controls over the control environment.  The Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert.  We did not maintain the following controls: sufficient policies and procedures over the administration of our accounting and fraud risk policies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting since there is only 1 employee. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, this control deficiency could result in another material weakness that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

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

CITADEL EFT, INC.
(Registrant)

Signature	Title	Date

/s/ GARY DEROOS	President, CEO and Director	August 3, 2011
Gary DeRoos	(Principal Executive Officer)

/s/ GARY DEROOS	Chief Financial Officer	August 3,2011
Gary DeRoos	(Principal Financial Officer)