Form 10-K
period 2011-09-30
Citadel EFT, Inc.
filed 2011-12-19
CIK 1473971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Large accelerated filer []	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

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

At December 16, 2011, the issuer had 187,324,960 shares outstanding of Common Stock, par value $0.00001 per share.

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

Business Overview

We have merchant-clients that use our terminals to process their credit card transactions which has allowed us to be profitable, even in our infancy. A further drop in U.S. economic activity beyond the severe slowdown since 2008,which has continued through most of 2011, will undoubtedly have an effect on our revenues, as we make our money principally on “residuals”. Residuals are based off a pre-negotiated and contracted percentage rate for each transaction that our merchant-client incurs by its customers. Although we have a standard contract, the rates at which we have negotiated with each of our merchant-clients may vary slightly.

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

We “give away” the terminal. The reason for this is that most of the money we generate is through residuals. Residuals are a percentage of the customer base of credit card transactions. For example, if merchant A has $100,000 in credit card sales, Citadel will make a residual on each transaction of every customer that uses their credit card at merchant A’s location. The amount is based on the quote given to merchant A. The typical amount earned on each account is based on many factors including the discount rate, transaction fee, and the mid- and non-qualified rates. The mid- and non-qualified rates are for business, government, and foreign card transactions. The mid-qualified are for reward cards and keyed-in transactions. Also included are the compliance fees, annual fees, monthly minimums, statement fees to name a few. Visa and MasterCard have over one hundred different categories depending on the type of card used.  Terminals are not held in inventory by Citadel.  The entire cost of the terminal is expensed upon delivery to the customer.

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

•

Since our industry runs on very low margins, a larger firm with more clients is better able to use economies of scale in reducing their cost of services, such as the purchasing of terminals and fees paid to processors.

•

Larger firms are able to use their size as a marketing point with prospective merchant-clients, equating their size with stability and other attractive traits.

•

Larger firms are able to withstand a greater number of their clients’ defections than we are, as each client represents a larger percentage of our client base than it does for a larger operator, forcing us to be more responsive to our merchant-clients respective demands, which puts pressure on our ability to increase prices.

•

Most, though not all, larger firms have other businesses besides credit card processing, and are therefore not as singularly dependent on the success of their credit card processing business as we are on ours.

•

Some large firms, such as Bank of America, can “bundle” various financial services for their clients, including banking, lending, and payroll and tax preparation, together with credit card processing. We cannot.

We intend to attempt to overcome these challenges and competitive disadvantages by:

•

Acquiring smaller companies with their merchant base along with their residuals, although nothing has been contemplated through 2011.

•

Increasing advertising in markets that we don’t currently pursue: we will advertise in trade magazines as well as business publications such as Entrepreneur magazine and Inc. magazine, and newspaper publications such as the Wall Street Journal.

•

Continuing to “give away” the terminal to approved merchants. The reason for this is that most of the money we generate is through residuals. Residuals are a percentage of the customer base of credit card transactions.

•

Using marketing experts to generate new clients. This includes but is not limited to using blogs, chat rooms, social networks such as Facebook and Twitter, internet promotion companies such as Media760, search engine placement, opt-in email promotion, self- producing web sites, and referrals.

•

Offering our clients low transaction fees and pricing.

•

Contracting outbound telemarketers.

•

Hiring stock promotion companies and announcement services.

•

Joining professional associations such as the Chamber of Commerce.

•

Forming Internet partnerships by exchanging website promotions.

With these marketing plans in place, we feel that we will increase our merchant base and therefore increase our profits.

Employees

We had 1 employee, the principal owner of Citadel, as of December 15, 2011.  Our employee is not covered by collective bargaining agreements and we consider our employee relations to be good.

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

Market for Common Stock

Prior to the effective date of our Registration Statement on Form S-1, on September 29, 2010, no public market in our common stock existed.   Effective in June of 2011, our common stock is quoted on the OTC Markets’ OTCQB stock quotation service under the symbol CDFT.

Set forth below are the ranges of high and low bid prices for each quarter for the Common Stock as reported by the CDFT.OB for the year ended September 30, 2011.

COMMON STOCK
QUARTER ENDED	HIGH	LOW
December 31, 2010	-	-
March 32, 2011	-	-
June 30, 2011	0.12	0.10
September 30, 2011	0.2	0.1

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

It is anticipated that the market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On December 15, 2011, the closing price of our common stock as reported by the OTC Bulletin Board was $0.19per share.  Trading on our Common Stock is extremely limited and sporadic.  Therefore, prices are not an accurate indication of the market value of our Common Stock.

Holders

As of December 15, 2011, there were approximately 60holders of record of our common stock. and we believe there were 45 beneficial owners of our common stock, including shares held in street name.

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

Equity Compensation Plan Information

We have no equity compensation plans

Recent Sales of Unregistered Securities

In May, 2011, we issued 71,000,000 shares of common stock to our sole officer Gary DeRoos for services rendered.  We recorded compensation expense in an amount equal to the fair market value of $3,550,000 according to the latest private placement per share amount of $0.05 given the common stock was not traded on an exchange, therefore the trading price could not be determined.

In September, 2011,  we issued 100,000,000 shares of common stock to our sole officer Gary DeRoos for services rendered.  We recorded compensation expense in an amount equal to the fair market value of $13,500,000 according to the closing price of $0.135 per share on the date of issuance.

In July, 2011, we issued 11,000 shares of common stock to a third party for consulting services.  We recorded consulting expense in an amount equal to the fair market value of $1,100 according to the closing price on the date of issuance of $0.10 per share.

In September, 2011, we issued 100,000 shares of common stock to a third party for consulting services. We recorded consulting expense in the amount equal to the fair market value of $14,500 according to the closing price of $0.145 per share on the date of issuance.

In September, 2011, we issued 51,000,000 shares of Series A preferred stock to our sole officer, Mr. Gary DeRoos for services rendered.  Each share of Series A Convertible Preferred Stock shall be convertible at any time at the option of the holder into one share of fully paid and nonassessable shares of common stock.  Any amount of accrued and unpaid dividends due thereon shall also be convertible into shares of Common Stock at the conversion price, which shall be the average of the trading price of the Company’s shares of Common Stock on the OTC Market.  The holders of the Series A Convertible preferred Stock will have two hundred voting rights for each share of Series A Convertible Preferred Stock held of record. The Company shall have the right to redeem the Series A Convertible Preferred Stock by providing notice to the Series A holder at the redemption price of $0.0001 per share. The fair market value of the 51,000,000 shares was $7,395,000 according to the closing price of $0.145 on the date of issuance.

In November 2011, we issued 2,000,000 common shares of common stock to a third party for consulting services.

In November 2011, we issued 1,000,000 common shares of common stock to a third party for consulting services.

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

General

We have merchant-clients that use our terminals to process their credit card transaction which has allowed us to be profitable, even in our infancy. A further drop in U.S. economic activity beyond the severe slowdown since 2008 that has continued into much of 2011 will undoubtedly have an effect on our revenues, as we make our money principally on “residuals”. Residuals are based off a pre-negotiated and contracted percentage rate for each transaction that our merchant-client incurs by its customers. Although we have a standard contract, the rates at which we have negotiated with each of our merchant-clients may vary slightly.

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

Executive Overview

Our specific goal is to continue the expansion of our business by increasing our customer base of merchant-clients and continue to be on the lookout for acquisition targets.

Results of Operations

Revenues

	Year Ended September 30, 2011	Year Ended September 30, 2010	Change	%
Revenues	$459,770	$337,288	$122,482	36.3

Revenues increased by $122,482, or 36.3 percent to $459,770 for the year ended September 30, 2011 from $337,288 for the previous year ended September 30, 2010.  The revenue rate increased due to the number of clients and the Visa/MasterCard volume for our high volume customers. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Operating Expenses

	Year Ended September 30, 2011	Year Ended September 30, 2010	Change	%
Operating expenses	$24,913,836	$271,338	$24,642,498	9081%

Our operating expenses increased from $271,338 for the year ended September 30, 2010 to $24,913,836 for the year ended September 30, 2011.  Our largest expenditure for both periods was executive compensation which consisted primarily of stock based compensation to our sole officer, Mr. Gary DeRoos of $24,445,000.

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

Cash Flows

For the year ended September 30, 2011, cash used by operating activities was approximately $58,276 as compared to cash provided $127,672 for the year ended September 30, 2010. Our working capital was $82,994 at  September 30, 2011as compared to $79,100 at September 30, 2010, due to increased operations and payment of accrued taxes.   We recorded the following non-cash charges during 2011: share-based compensation of approximately $24,460,600 as compared to $37,398 for 2010.

For the year ended September 30, 2011, cash used in financing activities was $0. During the year ended September 30, 2010 our cash used in financing activities of $44,455 made up of payments to our CEO for advances totaling $67,755, offset by cash received from the sale of our common stock of $23,300.

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

None

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of September 30, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness.

As of September 30, 2011, we did not maintain effective controls over the control environment.  The Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert.  We did not maintain the following controls: sufficient policies and procedures over the administration of our accounting and fraud risk policies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting since there is only 1 employee. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, this control deficiency could result in another material weakness that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2011 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position Held With Deep Down
Gary DeRoos*	50	President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer and Director
Maria Teresa DeRoos	46	Director

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

The following table sets forth information concerning the total compensation earned in the fiscal years ended September 30, 2011 and 2010 by our Chief Executive Officer.  We have no other compensated executive officers other than our CEO.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (3)	Option Awards ($)	All Other Compensation ($) (2)	Total

Gary DeRoos	2011	$42,000	$264,990	$24,395,000	$-	$10,240	$24,712,230
President, Chief Executive Officer , Chief Financial Officer and Director	2010	$61,000	$48,168	$-	$-	$13,765	$122,933

(1)           The amount in the “Bonus” column for 2011 and 2010 was paid at the sole discretion of the board of directors.

(2)           The amounts in the “All Other Compensation” column for 2011 and 2010 respectively were attributed to the following:

A vehicle allowance of $0 and $3,320 in 2011 and 2010, respectively; and

healthcare expenses paid by the company on Mr. DeRoos’ behalf in the amount of $10,240 and $10,445 in 2011 and 2010, respectively.

(3)  Compensation related to Stock awards is comprised of the following:

In May, 2011, we issued 71,000,000 shares of common stock to our sole officer Gary DeRoos for services rendered.  We recorded compensation expense in an amount equal to the fair market value of $3,550,000 according to the latest private placement per share amount of $0.05 given the common stock was not traded on an exchange, therefore the trading price could not be determined.

In September, 2011, we issued 100,000,000 shares of common stock to our sole officer Gary DeRoos for services rendered.  We recorded compensation expense in an amount equal to the fair market value of $13,500,000 according to the closing price of $0.135 per share on the date of issuance.

In September, 2011, we issued 51,000,000 shares of Series A preferred stock to our sole officer, Mr. Gary DeRoos for services rendered.  We recorded compensation expense in an amount equal to the fair value of the company’s common stock as the preferred shares are convertible at a one-to-one ratio into shares of common stock.  The fair market value of the company’s common stock was $7,395,000 according to the closing price of $0.145 on the date of issuance.

Outstanding Equity Awards at September 30, 2011

There are no outstanding equity awards at September 30, 2011.

 Compensation of Directors

Each of our directors who also serve as our executive officers do not receive any additional compensation for their performance of services as directors.  We may agree to provide compensation to these directors in the future.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 15, 2011, concerning the beneficial ownership of shares of Common Stock of Citadel EFT, Inc. by (i) each person known by us to beneficially own more than 5 percent of the  outstanding shares of our common stock; (ii) each Director; (iii) our “Named Executive Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Citadel as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law. In addition, all persons named below can be reached at Citadel EFT, Inc. at 1100 Irvine Blvd, Tustin, California 92780.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Gary DeRoos (2)	182,000,000	98.7%
Maria Teresa DeRoos (2)	-	- %
All directors and officers as a group (2 persons)	182,000,000	98.7%

* - Less than 1%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 184,324,960 shares of common stock outstanding as of December 15, 2011.

(2)	Mr. and Mrs. DeRoos are husband and wife.
(3)	In addition, Mr. DeRoos owns 51,000,000 of Preferred Stock which is convertible into common shares on a one-to-one ratio. This amount is excluded from the calculation above.

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

We retained MaloneBailey, LLC (“Malone”) as our principal accountant in 2010.  We had no relationship with Malone prior to their retention as our principal accountant. The following table sets forth the aggregate fees paid to Malone for audit services rendered in connection with our consolidated financial statements and reports for the year ended September 30, 2011 and 2010.  In 2011, this includes $1,600 to GBH CPAs.

                We had retained GBH CPAs, PC (“GBH”) as our principal accountant during 2009 and for consent procedures and interim review procedures during the fiscal year ended September 30, 2010.   The table also includes $14,000 paid to GBH for consent procedures related to the registration statement and interim review procedures performed for the fiscal year ended September 30, 2010.

	September 30, 2011	September 30, 2010
(i) Audit Fees	$15,600	$26,000
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules. See the financial statements and related schedules commencing on page F-1 of this report.

(b)	Exhibits.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EFT, INC.

(Registrant)

/s/ GARY DEROOS

Gary DeRoos, President and Chief Executive Officer

Dated: December 16, 2011

/s/ GARY DEROOS

Gary DeRoos

Chief Financial Officer

Dated: December 16, 2011

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

Signatures	Title	Date
/s/ GARY DEROOS	President, Chief Executive Officer and Director
Gary DeRoos	(Principal Executive Officer)	December 16, 2011

/s/ GARY DEROOS	Chief Financial Officer and Director
Gary DeRoos	(Principal Financial Officer and Principal Accounting Officer)	December 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Citadel EFT, Inc.

Tustin, California

We have audited the accompanying balance sheets of Citadel EFT, Inc. as of September 30, 2011 and 2010, and the related income statements, statements of stockholders' equity, and statement of cash flows for the years then ended.  These financial statements are the responsibility of Citadel’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Citadel is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Citadel’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citadel EFT, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

December 15, 2011

Citadel EFT, Inc.

Balance Sheets

	September 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$54,332	$112,608
Accounts receivable	38,449	32,097
Tax receivable	7,713
Total current assets	100,494	144,705
Total assets	$100,494	$144,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,500	$3,200
Income tax liability	-	62,405
Total current liabilities	17,500	65,605
Total liabilities	17,500	65,605

Commitments and contingencies

Stockholders' equity:
Convertible Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; 51,000,000 and 0 shares issued and outstanding	510	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 184,324,960 and 13,213,960 issued and outstanding, respectively	1,844	132
Additional paid-in capital	24,519,064	60,686
Accumulated deficit	(24,438,424)	18,282
Total stockholders' equity	82,994	79,100
Total liabilities and stockholders' equity	$100,494	$144,705

The accompanying notes are an integral part of the financial statements.

Citadel EFT, Inc.

Income Statements

	Year Ended September 30, 2011	Year Ended September 30, 2010

REVENUE	$ 459,770	$337,288

OPERATING EXPENSES	24,913,836	271,338

OPERATING INCOME (LOSS) BEFORE TAXES	(24,454,066)	65,950

Income tax expense	2,640	58,463

NET INCOME (LOSS)	$(24,456,706)	$7,487

NET (LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED	(0.49)	$0.00

Weighted Average
Shares Outstanding-Basic and Diluted	50,026,083	12,994,544

The accompanying notes are an integral part of the  financial statements.

Citadel EFT, Inc.
Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock
	Shares	Amount ($0.00001)	Shares	Amount ($0.00001)	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity
Balance, September 30, 2009	-	$ -	12,000,000	$ 120	$ -	$ 10,795	10,915

Stock issued for cash at $0.05 per share	-	-	466,000	5	23,295	-	23,300
Shares issued for services at $0.05 per share	-	-	747,960	7	37,391	-	37,398
Net income			-	-	-	7,487	7,487
Balance, September 30, 2010	-	-	13,213,960	132	60,686	18,282	79,100

Stock issued for services	-	-	171,111,000	1,712	17,063,888	-	17,065,600

Shares issued for services at $0.145 per share	51,000,000	510	-	-	7,394,490	-	7,395,000

Net loss			-	-	-	(24,456,706)	(24,456,706)
Balance, September 30, 2011	51,000,000	$ 510	184,324,960	$ 1,844	$24,519,064	$(24,438,424)	82,994

  The accompanying notes are an integral part of the  financial statements

Citadel EFT, Inc.

Statements of Cash Flows

	Year Ended September 30, 2011	Year Ended September 30, 2010
Cash flows from operating activities:
Net (loss) income	$(24,456,706)	$7,487
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	24,460,600	37,398

Changes in assets and liabilities:
Accounts receivable	(6,352)	(3,876)
Prepaid expenses	-	25,000
Income tax receivable	(7,713)
Income tax liability	(62,230)	58,463
Accounts payable and accrued liabilities	14,125	3,200
Net cash provided by operating activities	(58,276)	127,672

Cash flows from financing activities:
Proceeds from sale of common stock	-	23,300
Repayments to related party	-	(67,755)
Net cash used in financing activities	-	(44,455)
Change in cash and equivalents	(58,276)	83,217
Cash and cash equivalents, beginning of period	112,608	29,391
Cash and cash equivalents, end of period	$54,332	$112,608

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$72,933	$-

The accompanying notes are an integral part of the  financial statements.

Citadel EFT, Inc.

Notes to Financial Statements

For the Years Ended September 30, 2011 and 2010

NOTE 1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Citadel EFT, Inc. (“we”, “our” or “Citadel”) was incorporated in the state of Nevada on September 1, 2009. Prior to its formation, Citadel was a sole proprietorship formed in 1989 for the purpose of offering credit card transaction processing and merchant account services to businesses located in North America. Today, Citadel provides the retail industry with the tools and services for credit transactions.

Basis of Presentation.  Citadel prepared its financial statements in accordance with accounting principles generally accepted in the United States of America.

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

Recently Issued Accounting Pronouncements. Citadel does not believe that there are any other new pronouncements that have been issued that might have a material impact on its  financial position or  results of operations.

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

Accounts receivable are primarily comprised of amounts due from our clearing and settlement banks from revenues earned, net of related interchange and bank processing fees, on transactions processed during the month ending on the balance sheet date. Such balances are typically received from the clearing and settlement banks within 30 days following the end of each month. Bad debt expense is recognized based on management’s estimate of likely losses per year, based on the nature of the revenues and subsequent month receipt. As of September 30, 2011 and 2010 respectively, no allowance for doubtful accounts was deemed necessary.

Advertising Costs. Citadel’s policy regarding advertising is to expense advertising when incurred.  For the years ended September 30, 2011 and 2010  Citadel incurred advertising expenses of approximately $66,952 and $5,690, respectively.

Financial Instruments. Citadel believes the carrying amounts of financial instruments As of September 30, 2011 and 2010, including cash and accounts receivable approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values

Basic and diluted net income (loss) per share. Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding during each period.  Diluted income (loss) per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended September 30, 2011 and 2010, the Company had no potentially dilutive securities and therefore basic and diluted earnings per share are the same.

NOTE 2. STOCKHOLDER’S EQUITY

Convertible Redeemable Preferred Stock

In September 2009, Citadel issued 51,000,000 shares of Series A Convertible Preferred Stock to its sole officer, Gary DeRoos for services rendered.  The company recorded compensation expense at the fair market value of $7,395,000 which was equal to its common stock conversion share price of $0.145 on the date of issuance.  Each share of Series A Convertible Preferred Stock shall be convertible at any time at the option of the holder into one common share.  Any amount of accrued and unpaid dividends are convertible into common shares at its trading price on the OTC Market.  The holders of the Series A Convertible preferred Stock will have two hundred voting rights for each share of Series A Convertible Preferred Stock held of record. The Company may redeem the Series A Convertible Preferred Stock at $0.0001 per share.

Common Stock

During the year ended September 30, 2010, Citadel issued 747,960 common shares to seven service providers for services rendered and valued at $37,398 based on the $0.05 per share received by Citadel in the private placement offering.

During the year ended September 30, 2010, Citadel sold 466,000 common shares to 38 individuals in consideration of $0.05 per share or a total of $23,300.

In May 2011, Citadel issued 71,000,000 common shares to our sole officer Gary DeRoos for services rendered.  Citadel recorded compensation expense of $3,550,000 according to the latest private placement per share amount of $0.05 given the common stock was not traded on an exchange.

In July 2011, Citadel issued 11,000 common shares to a third party for consulting services.  Citadel recorded consulting expense in an amount equal to the fair market value of $1,100 according to the closing price on the date of issuance of $0.10 per share.

In September 2011, Citadel increased its number of authorized common shares to 1,000,000,000.

In September 2011, Citadel issued 100,000,000 shares of common stock to our sole officer Gary DeRoos for services rendered.  Citadel recorded compensation expense in an amount equal to the fair market value of $13,500,000 according to the closing price of $0.135 per share on the date of issuance.

In September 2011, Citadel issued 100,000 shares of common stock to a third party for consulting services. Citadel recorded consulting expense in the amount equal to the fair market value of $14,500 according to the closing price of $0.145 per share on the date of issuance.

NOTE 3. INCOME TAXES

Income tax expense for the years ended September 30, 2011 and 2010 is as follows:

	2011	2010
Current:
Current - Federal	$ 1,661	$ 46,821
Current – State	979	11,642
Deferred	-	-
	$2,640	$58,463

A reconciliation of the actual taxes to the statutory U.S. taxes for the period ended September 30, 2011 and 2010 is as follows:

	2010	2009
Income tax expense (benefit) at the statutory federal rate (15%)	$(3,669,689)	$ 21,180
Increase (decrease) resulting from:
Permanent differences	3,671,350	25,641
State tax expense	979	11,642
Income tax expense	$ 2,640	$ 58,463

As of September 30, 2011 Citadel has a current tax receivable of $7,713 and at September 30, 2010, Citadel had a current tax liability of $62,405.

For the period of January 1, 2009 through August 31, 2009, Citadel was taxed as a sole proprietorship whereby components of income and expense were passed through and taxed at the owner level. Deferred income taxes are not significant.

NOTE 4. SUBSEQUENT EVENTS

In November 2011, Citadel issued 3,000,000 shares of common stock to two third parties for consulting services.