Form 10-Q
period 2011-12-31
Citadel EFT, Inc.
filed 2012-02-03
CIK 1473971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No333-164882

CITADEL EFT, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0473573
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1100 Irvine Blvd. Tustin, California	92780
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (714) 730-8143

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [  ]   No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer

At February 1,2012, there were 195,374,960 shares of common stock outstanding.

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

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of February 14, 2012, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after February 14, 2012 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

i

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ii

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CITADEL EFT, INC.

BALANCE SHEETS

 (Unaudited)

	December 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$33,132	$54,332
Accounts receivable	45,554	38,449
Tax receivable	8,015	7,713
Prepaid expenses	1,175	-
Total assets	$87,876	$100,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$-	$17,500
Income tax liability	-	-
Total current liabilities	-	17,500

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, 51,000,000 issued and outstanding	510	510
Common stock, $0.00001 par value, 100,000,000 shares authorized, 189,374,960 and 184,324,960 shares issued and outstanding, respectively	1,895	1,844
Additional paid-in capital	24,953,013	24,519,064
Accumulated deficit	(24,867,542)	(24,438,424)
Total stockholders' equity	87,876	82,994
Total liabilities and stockholders' equity	$87,876	$100,494

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended
	December 31,
	2011	2010

Revenues	$124,694	$101,036

Operating expenses:
General and administrative	(553,812)	(84,943)
Net income before income taxes	(429,118)	16,093
Income tax (expense) benefit	-	(5,290)
Net (loss) income	$(429,118)	$10,803

Net income per share, basic and diluted	$(0.00)	$0.00
WWeighted-average common shares outstanding, basic and diluted	186,952,134	13,213,960

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(429,118)	$10,803
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	434,000	-
Changes in assets and liabilities:
Accounts receivable	(7,105)	(11,719)
Tax receivable	(302)	-
Prepaid expenses	(1,175)	-
Accounts payable and accrued liabilities	(17,500)	(3,200)
Income taxes payable	-)	(44,719)
Net cash provided by operating activities	(21,200)	(48,835)

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Change in cash and equivalents	(21,200)	(48,835)
Cash and cash equivalents, beginning of period	54,332	112,608
Cash and cash equivalents, end of period	$33,132	$63,773

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

Citadel prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended December 31, 2011 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended September 30, 2011 and 2010 filed in its annual report on Form 10-K.

Note 2: Stockholders’ Equity

During the three months ended December 31, 2011, Citadel issued 5,050,000 common shares to various consultants for services.  Citadel recorded compensation expense of $434,000 based on the closing prices ranging from $0.04 to $0.15 per share on the issuance dates.

Note 3: Subsequent Events

In January 2012, the Company issued 6 million common shares to a consultant for advisory services.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical financial statements which are included in our Form 10-K for the fiscal year ended September 30, 2011 and our unaudited consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I. Item 1.

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

Industry and Executive Outlook

Our specific goal is to continue the expansion of our business by growing our customer base. Internet advertising has been the greatest marketing and sales-generating vehicle. We plan to continue to spend more advertising dollars on Internet advertising.

We will also use marketing experts to generate new clients for Citadel. This includes but is not limited to using blogs, chat rooms, internet promotion companies, search engine placement, opt-in email promotion, self- producing web sites, and referrals.

Results of Operations

Three Months Ended December 31, 2011Compared to Three Months Ended December 31, 2010

Revenues

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Change	%
Revenues	$124,694	$101,036	$23,658	23.4

Revenues increased by $23,658, or 23.4 percent to $124,694 for the three months ended December 31, 2011 from $101,036 for the three months ended December 31, 2010.  The revenue rate increased due to larger number of merchants and transactions. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Operating Expenses.

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Change	%
Operating expenses	$553,812	$84,943	$468,869	552

Our operating expenses increased from $84,943 for the three months ended December 31, 2010 to $553,812 for the three months ended December 31, 2010.  The primary reason for the increase was $434,000 of stock based compensation based on the issuance of 5,050,000 shares of common stock to various consultants for services rendered.

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

Cash Flow from Operating Activities

During the three months ended December 31, 2011, cash used from operating activities was $21,200 as compared to cash flows provided by operating activities during the same prior year period of $48,835.

Cash Flow from Investing Activities

During the first quarter 2011 and 2010, cash used in investing activities was $0, respectively.

Cash Flow from Financing Activities

During the first quarter 2011 and 2010, cash used in financing activities was $0, respectively.

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

We follow the requirements of ASC 605-45, “Revenue Recognition, Principal Agent Considerations,” in determining our revenue reporting. Generally, we report revenues at the time of sale on a net basis where we are not the primary obligor in the arrangement, have minimal latitude in establishing the price of the services, do not change the product and perform part of the service, do not have discretion in supplier selection, do not have latitude in determining the product and service specifications to meet our client’s needs and do not assume credit risk. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants

Refer to Part II. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended September 30, 2011 for a discussion of our Critical Accounting Policies.

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

Changes in Internal Control over Financial Reporting.    There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2011 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the Annual 10-K review process for the year ended September 30, 2011, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of September 30, 2011 and the deficiencies reported continue to be deficiencies as of December 31, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness.

As of December 31, 2011, we did not maintain effective controls over the control environment.  The Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert.  We did not maintain the following controls: sufficient policies and procedures over the administration of our accounting and fraud risk policies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting since there is only 1 employee. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, this control deficiency could result in another material weakness that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

 PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Periodically, we are involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are currently not involved in any pending, material legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October, 2011, Citadel issued 1,000,000 shares of common stock to a consultant for services rendered.  Citadel recorded stock based compensation of $50,000 related to the closing price on the date of issuance of $0.05.

In November, 2011, Citadel issued 2,050,000 shares of common stock to two consultants for services rendered.  Citadel recorded stock based compensation of $84,000 based on the respective closing prices on the dates of issuance of $0.04 and $0.08.

In December, 2011, Citadel issued an additional 2,000,000 shares a consultant that was issued shares in October for services rendered.  Citadel recorded stock based compensation of $300,000 based on the respective closing price on the date of issuance of $0.15.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EFT, INC.
(Registrant)

Signature	Title	Date

/s/ GARY DEROOS	President, CEO and Director	FEBRUARY 3, 2012
Gary DeRoos	(Principal Executive Officer)

/s/ GARY DEROOS	Chief Financial Officer	FEBRUARY 3, 2012
Gary DeRoos	(Principal Financial Officer)