Form 10-Q
period 2012-03-31
Citadel EFT, Inc.
filed 2012-05-14
CIK 1473971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

IIndicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No  ☒

At May 14, 2012, there were 195,374,960 shares of common stock outstanding.

i

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

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of May 14, 2012, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after May 15, 2012 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

ii

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

iii

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CITADEL EFT, INC.

COMBINED BALANCE SHEETS

 (Unaudited)

	March 31, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$54,607	$54,332
Accounts receivable	67,816	38,449
Prepaid tax receivable	14,016	7,713
Total assets	$136,439	$100,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$252	$17,500
Total current liabilities	252	17,500

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, 51,000,000 issued and outstanding	510	510
Common stock, $0.00001 par value, 200,000,000 shares authorized, 195,374,960 and 184,324,960 shares issued and outstanding, respectively	1,955	1,844
Additional paid-in capital	25,892,953	24,519,064
Accumulated deficit	(25,759,231)	(24,438,424)
Total stockholders' equity	136,187	82,994
Total liabilities and stockholders' equity	$136,439	$100,494

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

COMBINED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenues	$148,753	$120,745	$273,447	$221,782
Operating expenses:
Selling, general and administrative	1,040,442	103,877	1,594,254	188,820
Total operating expenses	1,040,442	103,877	1,594,254	188,820
Operating income	(891,689)	16,868	(1,320,807)	32,962
Other income (expense):
Interest expense, net	-	-	-	-
Other income, net	-	-	-	-
Total other expense	-	-	-	-
Income (loss) before income taxes	(891,689)	16,868	(1,320,807)	32,962
Income tax (expense) benefit	-	(5,238)	-	(10,528)
Net (loss) income	$(891,689)	$11,630	$(1,320,807)	$22,434

Net income per share, basic and diluted	$0.00	$(0.00)	$0.01	$0.00
Weighted-average common shares outstanding, basic and diluted	193,265,070	13,213,960	190,091,353	13,913,960

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

COMBINED STATEMENTS OF CASH FLOWS

 (Unaudited)

>

	For the Six Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(1,320,807)	$22,434
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	1,394,000	-
Changes in assets and liabilities:
Accounts receivable	(29,367)	(11,409)
Accounts payable and accrued liabilities	(17,248)	(53,702)
Prepaid income taxes	(6,303)	-
Net cash provided by (used in) operating activities	20,275	(42,677)
Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-
Dividends paid	(20,000)	-
Change in cash and equivalents	275	(42,677)
Cash and cash equivalents, beginning of period	54,332	112,608
Cash and cash equivalents, end of period	$54,607	$69,931

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

Citadel prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended September 30, 2011 filed in its annual report on Form 10-K.

Note 2: Stockholders’ Equity

During the six months ended March 31, 2012, Citadel issued 11,050,000 common shares to various consultants for services.  Citadel recorded compensation expense of $1,394,000 based on the closing prices ranging from $0.04 to $0.15 per share on the issuance dates.

On March 22, 2012, Citadel declared and paid a dividend totaling $20,000 on the shares of Series A Preferred Stock.  The CEO, Mr. Gary DeRoos is the owner of all the outstanding preferred shares of the company.

Note 3: Subsequent Events

In April, 2012, Citadel declared and paid a dividend totaling $20,000 on the shares of Series A Preferred Stock.  The CEO, Mr. Gary DeRoos is the owner of all the outstanding preferred shares of the company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical financial statements which are included in our Form 10-K for the fiscal year ended September 30, and our unaudited consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I. Item 1.

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

We will also use marketing experts to generate new clients for Citadel.  This includes but is not limited to using blogs, chat rooms, internet promotion companies, search engine placement, opt-in email promotion, self producing web sites, and referrals.

Beneficial Ownership

The following table sets forth certain information, as of May 14, 2012, concerning the beneficial ownership of shares of Common Stock of Citadel EFT, Inc. by (i) each person known by us to beneficially own more than 5 percent of the  outstanding shares of our common stock; (ii) each Director; (iii) our “Named Executive Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Citadel as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Gary DeRoos (2)	169,657,751	87%
Maria Teresa DeRoos (2)	-	- %
All directors and officers as a group (2 persons)	169,657,751	87%

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Change	%
Revenues	$148,753	$120,745	$28,008	23.2

Revenues increased by $28,008, or 23.2 percent to $148,753 for the three months ended March 31, 2012 from $120,745 for the three months ended March 31, 2011.  The revenue rate increased due to larger number of merchants and transactions. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Operating Expenses.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Change	%
Operating expenses	$1,040,442	$103,877	$936,565	902

Our operating expenses increased from $103,877 for the three months ended March 31, 2011 to $1,040,442 for the three months ended March 31, 2012.  The primary reason for the increase was stock issued to consultants for $960,000 recorded at the fair market value of the stock on the date of issuance.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

Revenues

	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011	Change	%
Revenues	$273,447	$221,782	$51,665	23.3

Revenues increased by $51,665, or 23.3 percent to $273,447 for the six months ended March 31, 2012 from $221,782 for the six months ended March 31, 2011.  The revenue rate increased due to larger number of merchants and transactions. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Operating Expenses.

	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011	Change	%
Operating expenses	$1,594,254	$188,820	$1,405,434	744

Our operating expenses increased from $188,820 for the six months ended March 31, 2011 to $1,594,254 for the six months ended March 31, 2012.  The primary reason for the increase was $1,394,000 of stock based compensation recorded as a result of 11,050,000 shares issued to consultants for consulting services ranging in fair market value of $0.04 to $0.16 per share.

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

Cash Flow from Operating Activities

During the six months ended March 31, 2012, cash provided from operating activities was $20,275 as compared to cash flows used in operating activities during the same prior year period of $42,677.

Cash Flow from Financing Activities

We declared and paid $20,000 in dividends on our preferred shares to our CEO, Mr. Gary DeRoos, who is the sole owner of the preferred shares outstanding.

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

Changes in Internal Control over Financial Reporting.    There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2012 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the Annual 10-K review process for the year ended September 30, 2011, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of September 30, 2011 and the deficiencies reported continue to be deficiencies as of March 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness.

As of March 31, 2012, we did not maintain effective controls over the control environment.  The Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert.  We did not maintain the following controls: sufficient policies and procedures over the administration of our accounting and fraud risk policies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting since there is only 1 employee. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, this control deficiency could result in another material weakness that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

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

In February, 2012, Citadel issued 6,000,000 shares to a consultant for services rendered.  Citadel recorded the stock based compensation of $960,000 based on the respective closing price on the date of issuance of $0.16.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1*	Rule 13a-14(a)/14d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/14d-14(a) Certification of Principal Financial & Accounting Officer.
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial & Accounting Officer
32.2*	Section 1350 Certification of Principal Executive Officer and Principal Financial & Accounting Officer
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

__________________________________

* Filed with this Form 10-Q for Citadel EFT, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EFT, INC.
(Registrant)

Signature	Title	Date

/s/ GARY DEROOS	President, CEO and Director	May 14, 2012
Gary DeRoos	(Principal Executive Officer)

/s/ GARY DEROOS	Chief Financial Officer	May 14, 2012
Gary DeRoos	(Principal Financial Officer)