Form 10-Q
period 2012-06-30
Citadel EFT, Inc.
filed 2012-08-03
CIK 1473971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  [X]   Yes  [  ]   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [  ] Yes   [X]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [  ] No  [X]

At August 3, 2012 there were 195,824,960 shares of common stock outstanding.

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

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of August 3, 2012, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after August 3, 2012 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ii

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CITADEL EFT, INC.

BALANCE SHEETS

 (Unaudited)

	June 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$95,891	$54,332
Accounts receivable	38,854	38,449
Prepaid tax receivable	14,015	7,713
Total assets	$148,760	$100,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,500	$17,500
Total current liabilities	1,500	17,500

Commitments and contingencies	-	-

Stockholders' equity:
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, 51,000,000 and outstanding	510	510
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 195,824,960 and 184,324,960 shares issued and outstanding, respectively	1,960	1,844
Additional paid-in capital	25,827,798	24,519,064
Accumulated deficit	(25,683,008)	(24,438,424)
Total stockholders' equity	147,260	82,994
Total liabilities and stockholders' equity	$148,760	$100,494

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues, net	$118,954	$127,648	$392,401	$349,428
Operating expenses:
Selling, general and administrative	42,731	3,663,656	1,636,985	3,852,474
Income (loss) before income taxes	76,223	(3,536,008)	(1,244,584)	(3,503,046)
Income tax (expense) benefit	-	-	-	(10,528)
Net (loss) income	$76,223	$(3,536,008)	$(1,244,584)	$(3,513,574)

Net (loss) income per share, basic and diluted	$0.00	$(0.07)	$(0.01)	$(0.13)
Weighted-average common shares outstanding, basic and diluted	195,562,875	52,811,762	191,908,537	26,413,227

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(1,244,584)	$(3,513,574)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	1,408,850	3,550,000
Changes in assets and liabilities:
Accounts receivable	(405)	(6,902)
Prepaid tax receivable	(6,302)	-
Accounts payable and accrued liabilities	(16,000)	(3,200)
Income taxes payable	-	(56,002)
Net cash (used in) provided by operating activities	141,559	(29,678)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Dividends paid	(100,000)	-
Net cash used in by financing activities	(100,000)	-
Change in cash and equivalents	41,559	(29,678)
Cash and cash equivalents, beginning of period	54,332	112,608
Cash and cash equivalents, end of period	$95,891	$82,930

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

Citadel prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the periods ended September 30, 2011 filed in its annual report on Form 10-K.

Note 2:  Stockholders’ Equity

During the nine months ended June 30, 2012, Citadel issued 11,500,000 common shares to various consultants for services.  Citadel recorded compensation expense of $1,408,850 based on the closing prices ranging from $0.03 to $0.16 per share on the issuance dates.

During the nine months ended June 30, 2012, Citadel declared and paid a dividend totaling $100,000 on the shares of Series A Preferred Stock.  The CEO, Mr. Gary DeRoos is the owner of all the outstanding preferred shares of the company.

Note 3: Related Party

The President has received $125,699 in compensation for the nine month period ended June 30, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical financial statements which are included in our Form 10-K for the fiscal year ended September 30, 2011 and our unaudited financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I. Item 1.

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

We will also use marketing experts to generate new clients for Citadel.  This includes but is not limited to using blogs, chat rooms, internet promotion companies, search engine placement, opt-in email promotion, self-producing web sites, and referrals.

BeneficialOwnership

The following table sets forth certain information, as of  August 3, 2012, concerning the beneficial ownership of shares of Common Stock of Citadel EFT, Inc. by (i) each person known by us to beneficially own more than 5 percent of the  outstanding shares of our common stock; (ii) each Director; (iii) our “Named Executive Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Citadel as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Gary DeRoos (2)	168,557,751	86%
Maria Teresa DeRoos (2)	-	- %
All directors and officers as a group (2 persons)	168,557,751	86%

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

	Three Months Ended June 30, 2012	Three Months Ended June30, 2011	Change	%
Revenues	$118,954	$127,648	$(8,694)	7

Revenues decreased by $8,694, or 7 percent to $118,954 for the three months ended June 30, 2012 from $127,648 for the three months ended June 30, 2011.  The revenue rate decreased due to smaller transactions across the relative same number of merchants. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Operating Expenses.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Change	%
Operating expenses	$42,731	$3,663,656	$(3,620,925)	98.83

Our operating expenses decreased from $3,663,656 for the three months ended June 30, 2011 to $42,731 for the three months ended June 30, 2012.  The primary reason for the decrease was related to the recording of compensation expense in the amount of $3,550,000 for 71,000,000 shares of common stock issued to various consultants and the CEO valued at $0.05 per share in 2011.  There were no such issuances in the same period ended June 30, 2012.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

Revenues

	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011	Change	%
Revenues	$392,401	$349,428	$42,973	12

Revenues increased by $42,973, or 12 percent to $392,401 for the nine months ended June 30, 2012 from $349,428 for the nine months ended June 30, 2011.  The revenue rate increased due to larger number of merchants and transactions. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Operating Expenses.

	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011	Change	%
Operating expenses	$1,636,985	$3,852,474	$(2,215,489)	57.51

Our operating expenses decreased from $3,852,474 for the nine months ended June 30, 2011 to $1,636,985 for the nine months ended June 30, 2012.  The primary reason for the decrease was $3,550,000 in compensation expense recorded for the fair market value of 71,000,000 shares of common stock issued to the CEO and various consultants for services performed during 2011 as compared to $1,408,000 of stock based compensation recorded during the nine months ended June 30, 2012.

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

Cash Flow from Operating Activities

During the nine months ended June 30, 2012, cash provided from operating activities was $141,559 as compared to cash flows used in operating activities during the same prior year period of $29,678.  We can attribute the primary reason for the increase in cash flow to the profitability during 2012 thus a decrease in net loss.

  Cash Flow from Financing Activities

During the first nine months of 2012 cash used in financing activities was $100,000 as compared to cash used in financing activity of $0 for the nine months ended June 30, 2011.  Dividends of $100,000 were paid to our CEO and sole preferred shareholder.

Critical Accounting Policy Updates

The discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances and income taxes including the valuation allowance for deferred tax assets.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

We follow the requirements of ASC 605-45, “Revenue Recognition, Principal Agent Considerations,” in determining our revenue reporting. Generally, we report revenues at the time of sale on a net basis where we are not the primary obligor in the arrangement, have minimal latitude in establishing the price of the services, do not change the product and perform part of the service, do not have discretion in supplier selection, do not have latitude in determining the product and service specifications to meet our client’s needs and do not assume credit risk. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants

RSee Note 1, “Recent Accounting Pronouncements,” in the notes to unaudited financial statements for information regarding recently issued accounting standards.

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

Changes in Internal Control over Financial Reporting.    There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2012 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.   Management is responsible for the fair presentation of the financial statements of Citadel EFT, Inc. Management is also responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

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

During the Annual 10-K review process for the year ended September 30, 2011, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of September 30, 2010 and the deficiencies reported continue to be deficiencies as of June 30, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness.

As of June 30, 2012, we did not maintain effective controls over the control environment.  The Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert.  We did not maintain the following controls: sufficient policies and procedures over the administration of our accounting and fraud risk policies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting since there is only 1 employee. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, this control deficiency could result in another material weakness that could result in a material misstatement of the financial statements that would not be prevented or detected.

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

In May 2012, Citadel issued 450,000 shares to a consultant for services rendered.  Citadel recorded the stock based compensation of $14,850 based on the respective closing price on the date of issuance of $0.03.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EFT, INC.
(Registrant)

Signature	Title	Date

/s/ GARY DEROOS	President, CEO and Director	August 3,2012
Gary DeRoos	(Principal Executive Officer)

/s/ GARY DEROOS	Chief Financial Officer	August 3,2012
Gary DeRoos	(Principal Financial Officer)