Form 10-K
period 2012-09-30
Citadel EFT, Inc.
filed 2013-01-15
CIK 1473971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-164882

CITADEL EFT, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0473573
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

325 College Blvd., Oceanside, California	92057
(Address of Principal Executive Office)	(Zip Code)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [ ] No [X]

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2012, the last business day of our most recently completed second quarter, was approximately $0.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ]    No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding as of January 14, 2013   Common Stock, $0.00001 233,824,960 shares

DOCUMENTS INCORPORATED BY REFERENCE

 If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

N/A

>Transitional Small Business Disclosure Format (Check one): Yes[ ] No [X]

TABLE OF CONTENTS

PART I

Item 1	Description of Business	4
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments	9
Item 2	Properties	9
Item 3	Legal Proceedings	9
Item 4	Mine Safety Regualations	9

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6	Selected Financial Data	13
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	17
Item 8	Financial Statements and Supplementary Data	17
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
Item 9A	Controls and Procedures	17
Item 9B	Other Information	18

PART III

Item 10	Directors, Executive Officers and Corporate Governance	19
Item 11	Executive Compensation	20
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19
Item 13	Certain Relationships and Related Transactions, and Director Independence	22
Item 14	Principal Accountant Fees and Services	22
Item 15	Exhibits	23
	Signatures	24

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

History and Business Development

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

Our principal executive office is located at 325 College Blvd., Oceanside, California, 92057. This is our mailing address as well. Our telephone number is (714) 730-8143. Our website is http://www.citadelbankcard.com. Our Registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our fiscal year end is September 30.

Amendment to Articles of Incorporation - Series A Preferred Stock

Effective December 19, 2011, our Board of Directors approved an amendment to the designation of 51,000,000 shares of Series A preferred stock. We previously filed a designation of Series A preferred stock designating 51,000,000 shares of the authorized 100,000,000 shares of preferred stock as Series A preferred stock (the “Amendment to Designation”). Each share Series A preferred stock is capable of being converted into one share of common stock and has certain preferences with regards to liquidation and dividends. The Series A preferred stock had voting rights of two hundred votes per share of Series A preferred stock. The Amendment to Designation merely changes the conversion price of each preferred share into one share of common stock to $0.00001. The Amendment to Designation will not affect the number of our issued and outstanding common shares. The Amendment to Designation was filed with the Nevada Secretary of State on December 30, 2011.

 Amendment to Articles of Incorporation - Series B, C and D Preferred Stock

Effective September 26, 2012, our Board of Directors approved the designation of the following series of preferred stock: (i) 10 shares of Series B preferred stock, par value $0.00001; (ii) 30,000,000 shares of Series C preferred Stock, par value $0.00001; and (iii) 18 shares of Series D preferred stock, par value $0.00001 (the “Designation”). The Designation was filed with the Nevada Secretary of State on September 26, 2012.

Series B Preferred Stock. The shares of Series B preferred stock do not have any conversion rights. The shares of Series B preferred stock have voting rights. In the event at least one share of Series B preferred stock is issued and outstanding, then the total aggregate issued shares of Series B preferred stock at any given time, regardless of their number, shall have voting rights equal to two times the sum of: (i) the total number of shares of common stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of any preferred stocks which are issued and outstanding at the time of voting. Each individual share of Series B preferred stock will therefore have its proportional vote of the Series B preferred stock ass described under the subsection.

Series C Preferred Stock. The shares of Series C preferred stock have certain liquidation rights. Upon our liquidation, dissolution or winding up, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any stock ranking junior to the Series C preferred stock, the holders of the Series C preferred stock shall be entitled to be paid out of our assets an amount equal to $1.00 per share or, in the event of an aggregate subscription by a single subscriber for Series C preferred stock in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) (the “Preference Value”), plus all declared but unpaid dividends, for each share of Series C preferred stock held by them.  The Series C preferred stock shall have conversion rights. Each share of Series C preferred stock shall be convertible, at any time, and/or from time to time, into the number of shares of the Company’s common stock, par value $0.00001 per share, equal to the price of the Series C preferred stock, divided by the par value of the common stock, subject to adjustment as may be determined by our Board of Directors from time to time (the “Conversion Rate”).  And, the Series C preferred stock shall have voting rights.  Each share of Series C preferred stock shall have ten votes for any election or other vote placed before our shareholders.  Shares of Series C preferred stock may not be converted into shares of common stock for a period of: a) six (6) months after purchase, if we voluntarily or involuntarily files public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934; or b) twelve (12) months if we do not file such public reports.

Series D Preferred Stock. The shares of Series D preferred stock have certain liquidation rights. Upon any liquidation, dissolution or winding up, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any stock ranking junior to the Series D preferred stock, the holders of the Series D preferred stock shall be entitled to be paid out of our assets an amount equal to $1.00 per share or, in the event of an aggregate subscription by a single subscriber for Series D preferred stock in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) (the “Preference Value”), plus all declared but unpaid dividends, for each share of Series D preferred stock held by them. The shares of Series D preferred stock have conversion rights. Each share of Series D preferred stock shall be convertible, at any time, and/or from time to time, into the number of shares of our common stock, par value $0.00001 per share, equal to the price of the Series D preferred stock, divided by the par value of the common stock, subject to adjustment as may be determined by the Board of Directors from time to time (the “Conversion Rate”). .  Each share of Series D preferred stock shall have ten votes for any election or other vote placed before our shareholders. Shares of Series D preferred stock may not be converted into shares of common stock for a period of: a) six (6) months after purchase, if we voluntarily or involuntarily files public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934; or b) twelve (12) months if we do not file such public reports.

Amendment to Articles of Incorporation - Series C Preferred Stock

Effective November 6, 2012, our Board of Directors approved an amendment to the designation of Series C preferred stock to increase the number of shares from 30,000,000 to 70,000,000 shares of Series C preferred stock, par value $0.00001 (the “Amendment to Designation”). The Amendment to Designation was filed with the Nevada Secretary of State on November 7, 2012. All other rights, preferences and limitations of the Series C preferred stock remain valid and binding.

Business Overview and Current Operations

We have merchant-clients that use our terminals to process their credit card transaction which has allowed us to be profitable, even in our infancy. A further drop in U.S. economic activity beyond the severe slowdown since 2008, which has continued through most of 2011, will undoubtedly have an effect on our revenues, as we make our money principally on “residuals”. Residuals are based off a pre-negotiated and contracted percentage rate for each transaction that our merchant-client incurs by its customers. Although we have a standard contract, the rates at which we have negotiated with each of our merchant-clients may vary slightly.

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

Contractual Relations

Effective September 27, 2012, we entered into a preliminary asset purchase agreement (the "September 2012 Agreement") with Art to Go, Inc., a New York corporation ("ATG"). ATG sold various memorabilia to us in consideration for the issuance by us to ATG of 1,200,000 shares of Series C preferred stock. Effective September 27, 2012, our Board of Directors authorized the issuance of an aggregate 1,200,000 shares of Series C preferred stock to ATG in accordance with the terms and provisions of the September 2012 Agreement.

On October 24, 2012, we entered into a further asset purchase agreement (the "October 2012 Agreement") with ATG. In accordance with the terms and provisions of the October 2012 Agreement: (i) ATG sold all of its right, title and interest in a various sports memorabilia collection (the "Asset"); and (ii) we shall issue to ATG 2,800,000 shares of our Series C preferred stock to ATG.  See "Item Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."  A total of 4,000,000 shares of Preferred Series C stock were issued in October as total consideration.

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

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, and import and export matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.  In addition, because our services are available over the Internet in multiple states, other jurisdictions may claim that we are required toqualify to do business in each such state. We are qualified to do business in all 50 states. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

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

We intend to attempt to overcome these challenges and competitive disadvantages by:

•

Acquiring smaller companies with their merchant base along with their residuals, although nothing has been contemplated through 2012.

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

Employees

We had 1 employee, the principal owner of Citadel, as of January 14, 2013.  Our employee is not covered by collective bargaining agreements and we consider our employee relations to be good.

Patents, Trademarks and Copyrights

We currently hold no patents covering our business.

Item 1A.	RISK FACTORS

Not applicable

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	DESCRIPTION OF PROPERTY

Our principal corporate offices were relocated at 325 College Blvd., Oceanside, California, 92057.  We believe that our current space is suitable, adequate and of sufficient capacity to support our current operation

Item3.	LEGAL PROCEEDINGS

Periodically, we may be involved in legal proceedings arising in the normal course of business. As of the date of this Report, we are currently not involved in any pending, material legal proceedings.

Item 4.	MINE SAFETY RULES

This item is not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Prior to the effective date of our Registration Statement on Form S-1, on September 29, 2010, no public market in our common stock existed.   Effective in June of 2011, our common stock is quoted on the OTC Markets’ OTCQB stock quotation service under the symbol CDFT.

Set forth below are the close prices for each quarter for the Common Stock as reported by the CDFT.OB for the year ended September 30, 2012:

QUARTER ENDED	CLOSE
December 31, 2011	$ 0.18
March 31, 2012	0.07
June 30, 2012	0.03
September 30, 2012	0.02

The source of these close prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

It is anticipated that the market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On January 11, 2013, the closing price of our common stock as reported by the OTC Bulletin Board was $0.0024 per share.  Trading on our Common Stock is extremely limited and sporadic.  Therefore, prices are not an accurate indication of the market value of our Common Stock.

Holders

As of January 14, 2012, there were approximately 50 holders of record of our common stock.

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

Equity Compensation Plan Information

Effective on September 30, 2012, the Board of Directors authorized and approved an amendment to our 2011 Non-Qualified Stock Incentive Plan (the Stock Option Plan), under which an aggregate of 100,000,000 of our shares of common stock may be issued. During fiscal year ended September 30, 2012, the Board of Directors did not authorize the grant of any stock options.

On September 19, 2012, we filed an S-8 registration statement with the Securities and Exchange Commission registering an aggregate of 100,000,000 stock options under the Stock Option Plan.

The purpose of the Stock Option Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The Stock Option Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted stock options under the 2012 Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each stock option; and (iii) whether the stock option shall be exercisable at any time during the option period or whether the stock option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to the Board of Directors to grant stock options to purchase a total number of shares of our common stock not to exceed 100,000,000 shares as at the date of adoption by the Board of Directors of the Stock Option Plan. At the time a stock option is granted under the Stock Option Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

 Recent Sales of Unregistered Securities

Consultant Agreements

In October, 2011, we issued 1,000,000 shares of common stock to a consultant for services rendered.  We recorded stock based compensation of $50,000 related to the closing price on the date of issuance of $0.05.

In November, 2011, we issued 2,050,000 shares of common stock to two consultants for services rendered.  We recorded stock based compensation of $84,000 based on the respective closing prices on the dates of issuance of $0.04 and $0.08.

In December, 2011, we issued an additional 2,000,000 shares a consultant that was issued shares in October 2011 for services rendered.  We recorded stock based compensation of $300,000 based on the respective closing price on the date of issuance of $0.15.

In February, 2012, we issued 6,000,000 shares to a consultant for services rendered.  We recorded the stock based compensation of $960,000 based on the respective closing price on the date of issuance of $0.16.

In May 2012, we issued 450,000 shares to a consultant for services rendered.  We  recorded the stock based compensation of $14,850 based on the respective closing price on the date of issuance of $0.03.

During the year ended September 30, 2012, we issued a further 27,500,000 common shares to various consultants for services.  We recorded compensation expense of $495,000 based on the closing price of $0.018 per share on the issuance dates of the shares.

The shares of common stock were issued to the consultants as United States residents in reliance on Section 4(2) and Regulation D promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Corporation’s management concerning any and all matters related to acquisition of the securities.

Series B Preferred Stock

Effective September 27, 2012, our Board of Directors authorized the future issuance of an aggregate one (1) share of Series B preferred stock to DeRoos for control purposes. The one share of Series B preferred stock was issued at a per share price of $0.00001 in November 2012. The share of Series B preferred stock was issued to Mr. DeRoos as a United States resident in reliance on Section 4(2) promulgated under the Securities Act. The share of Series B preferred stock has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. DeRoos acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Series C Preferred Stock

Issuance to Mr. DeRoos.  In September 2012, the Board of Directors further authorized future issuance of the 40,000,000 shares to Series C preferred stock to Mr. DeRoos based for future rendering of the outstanding services, leadership and innovative business operational strategies provided by DeRoos and his continuous dedication and loyalty to us. The 40,000,000 shares of Series C preferred stock were issued at a per share price of $0.00001 in November 2012. The shares of Series C preferred stock was issued to DeRoos as a United States resident in reliance on Section 4(2) promulgated under the Securities Act. Neither the shares of Series C preferred stock nor the underlying common stock have been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. DeRoos acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Issuance to ATG.  Effective September 12, 2012, the Board of Directors of the Company authorized the issuance of an aggregate 1,200,000 shares of Series C preferred stock to ATG in accordance with the terms and provisions of the September 2012 Agreement. The 1,200,000 shares of Series C preferred stock were issued to ATG at a per share price of $0.00001 after the finalization of the asset purchase agreement in October 2012. The shares of Series C preferred stock were issued to ATG as a United States resident in reliance on Section 4(2) promulgated under the Securities Act. Neither the shares of Series C preferred stock nor the underlying common stock have been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. ATG acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Issuance to ATG.  Effective October 24, 2012, our Board of Directors authorized the further issuance of an aggregate 2,800,000 shares of Series C preferred stock to ATG in accordance with the terms and provisions of the October 2012 Agreement. The 2,800,000 shares of Series C preferred stock were issued to ATG at a per share price of $0.00001. The shares of Series C preferred stock were issued to ATG as a United States resident in reliance on Section 4(2) promulgated under the Securities Act. Neither the shares of Series C preferred stock nor the underlying common stock have been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. ATG acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which: (i) contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading; (ii) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended; (iii) contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading penny stocks; and (vi) contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer: (i) the bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Item 6.	SELECTED FINANCIAL DATA

This item is not applicable for smaller reporting companies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated in our forward-looking statements. . Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

GENERAL

We have merchant-clients that use our terminals to process their credit card transaction which has allowed us to be profitable, even in our infancy. A further drop in U.S. economic activity beyond the severe slowdown since 2008 that has continued into much of 2012 will undoubtedly have an effect on our revenues, as we make our money principally on “residuals”. Residuals are based off a pre-negotiated and contracted percentage rate for each transaction that our merchant-client incurs by its customers. Although we have a standard contract, the rates at which we have negotiated with each of our merchant-clients may vary slightly.

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

EXECUTIVE OVERVIEW

Our specific goal is to continue the expansion of our business by increasing our customer base of merchant-clients and continue to be on the lookout for acquisition targets in the form of assets and businesses that would add to our business objectives.

RESULTS OF OPERATION

Revenues

	Year Ended September 30, 2012	Year Ended September 30, 2011	Change	%
Revenues	$493,442	$459,770	$33,672	7.3

Revenues increased by $33,672, or 7.3 percent to $493,442 for the year ended September 30, 2012 from $459,770 for the previous year ended September 30, 2011.  The revenue rate increased due to the number of clients and the Visa/MasterCard volume for our high volume customers. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Operating Expenses

	Year Ended September 30, 2012	Year Ended September 30, 2011	Change	%
Operating expenses	$2,387,682	$24,913,836	$(22,526,154)	90.4%

Our operating expenses decreased from $24,913,836 for the year ended September 30, 2011 to $2, 387,682 for the year ended September 30, 2012.  Our largest expenditure for both periods was executive compensation which consisted primarily of stock based compensation to our sole officer, Mr. Gary DeRoos of $24,445,000 during 2011 and other consultants of $1,903,850 during 2012.

Thus our net loss for fiscal year ended September 30, 2012 was ($1, 894,240) compared to a net loss of ($24,456,706) during fiscal year ended September 30, 2011.

 CAPITAL RESOURCES AND LIQUIDITY

As of September 30, 2012, our current assets were $80,279 and our current liabilities were $147,675, which resulted in a working capital deficit of $67,396. As of September 30, 2012, current assets were comprised of:

(i) $42,871 in cash and cash equivalents; (ii) $34,205 in accounts receivable; and (iii) $3,203 in tax receivable. As of September 30, 2012, our current liabilities were comprised of $147,675 in accounts payable and accrued liabilities.

As of September 30, 2012, our total assets were $80,279 comprised of current assets. The decrease in total assets during fiscal year ended September 30, 2012 from fiscal year ended September 30, 2011 was primarily due to a decrease in cash.

As of September 30, 2012, our total liabilities were $147,675 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended September 30, 2012 from fiscal year ended September 30, 2011 was primarily due to the increase in accounts payable and accrued liabilities relating to obligations under consulting agreements.

Stockholders’ deficit increased from $82,994 as of September 30, 2011 to ($67, 396) as of September 30, 2012.

Cash Flows from Operating Activities

For fiscal year ended September 30, 2012, cash provided by operating activities was approximately $148,539 as compared to cash used in operating activities of $58,276 for fiscal year ended September 30, 2011. Our working capital deficit was $67,396 at September 30, 2012 as compared to working capital of $82,994 at September 30, 2011; due to larger accruals for consulting agreements entered into at September 30, 2012. We recorded the following non-cash charges during 2012 and 2011: share-based compensation of approximately $1, 903,850 as compared to $24, and 460,600 for 2011.

Cash Flows from Financing Activities

 For the year ended September 30, 2012, cash used in financing activities was $160,000 for dividends paid to Mr. DeRoos on the preferred series A stock, as compared to $0 for the year ended September 30, 2011.

PLAN OF OPERATION

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEUDRES

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of September 30, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness.

As of September 30, 2012, we did not maintain effective controls over the control environment.  The Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert.  We did not maintain the following controls: sufficient policies and procedures over the administration of our accounting and fraud risk policies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting since there is only 1 employee. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, this control deficiency could result in another material weakness that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2012 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position Held With Deep Down
Gary DeRoos*	51	President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer and Director
Maria Teresa DeRoos	47	Director

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

Gary DeRoos, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer and Director. Mr. DeRoos (husband of Maria Teresa DeRoos) has been our President, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer, Principal Accounting Officer and a member of the Board of Directors. From 1989 to the present, Mr. DeRoos has been the owner of Citadel E.F.T., a sole proprietorship engaged in the business of providing credit card terminals and merchant account services in Oceanside, California.

Maria Teresa DeRoos.    Mrs. DeRoos (wife of Gary DeRoos) has been a member of the Board of Directors. From 1994 to the present, Mrs. DeRoos has served as a financial and management information advisor for Citadel E.F.T, a sole proprietorship engaged in the business of providing credit card terminals and merchant account services in Oceanside, California.

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

The following table sets forth information concerning the total compensation earned in the fiscal years ended September 30, 2012 and 2011 by our Chief Executive Officer and Secretary.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (3)	Option Awards ($)	All Other Compensation ($) (2)	Total

Gary DeRoos	2012	$11,000	$118,699	$-	$-	$172,639	$302,338
President, Chief Executive Officer , Chief Financial Officer and Director	2011	$42,000	$264,990	$24,445,000	$-	$10,240	$24,762,230

Maria DeRoos, Secretary	2012 2011	$ 6,000 -	- -	- -	- -	- -	$6,000 -

(1) The amount in the “Bonus” column for 2012 and 2011 was paid at the sole discretion of the board of directors.

(2)The amounts in the “All Other Compensation” column for 2012 and 2011 respectively were attributed to the following: dividends on preferred Series A of $160,000 and $0 for 2012 and 2011, respectively; a vehicle allowance of $1,744 and $0 in 2012 and 2011, respectively; and healthcare expenses paid by the company on Mr. DeRoos’ behalf in the amount of $10,895 and $10,240 in 2012 and 2011, respectively.

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

In September, 2011, we issued 51,000,000 shares of Series A preferred stock to our sole officer, Mr. Gary DeRoos for services rendered.  We recorded compensation expense in an amount equal to the fair value of the company’s common stock as the preferred shares are convertible at a one-to-one ratio into shares of common stock.  The fair market value of our common stock was $7,395,000 according to the closing price of $0.145 on the date of issuance.

Outstanding Equity Awards at September 30, 2012

There are no outstanding equity awards at September 30, 2012.

 Compensation of Directors

Each of our directors who also serve as our executive officers do not receive any additional compensation for their performance of services as directors.  We may agree to provide compensation to these directors in the future.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of January 14, 2013 concerning the beneficial ownership of shares of stock by (i) each person known by us to beneficially own more than 5 percent of the outstanding shares of our common stock; (ii) each Director; (iii) our “Named Executive Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Citadel as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law. In addition, all persons named below can be reached at Citadel EFT, Inc. at 325 College Blvd., Oceanside, California 92057.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding	Shares of Preferred Stock Beneficially Owned	Percent of Preferred Stock Outstanding
Gary DeRoos (2)	168,501,551	72.1%	51,000,000 Series A 40,000,000 Series C	100% 91.1%
Maria Teresa DeRoos (2)	-	- %	-	-
All directors and officers as a group (2 persons)	168,501,551	72.1%	n/a	n/a

* - Less than 1%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 233,824,960 shares of common stock outstanding as of January 14, 2013.

(2)	Mr. and Mrs. DeRoos are husband and wife.
(3)

In addition, Mr. DeRoos owns 51,000,000 of Series A Preferred Stock which is convertible into common shares on a one-to-one ratio.  Mr. DeRoos owns 40, 000,000 shares of Series C preferred stock which are converted into common shares at a 1 to 100,000 ratio.

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

REVIEW AND APPROVAL OF RELATED PERSON TRANSACTIONS

Our Board of Directors and Management recognize that related person transactions present a heightened risk of conflicts of interest, and therefore we review all relationships and transactions in which we and our directors, director nominees and executive officers or their immediate family members, as well as holders of more than 5% of any class of our voting securities and their family members, have a direct or indirect material interest.  As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in our annual Form 10-K statement.  Gary DeRoos and Maria Teresa DeRoos are deemed “promoters” of our company, within the meaning of such term under the Securities Act of 1933, since they co-founded and organized our company. Mr. and Ms. DeRoos are our only “promoters”.  In September 2009, we issued 12,000,000 shares of common stock as restricted securities to Gary DeRoos, our sole officer and a director, in consideration of $0.00001 per share or a total of $120. In May, we issued 71,000,000 shares of common stock to our sole officer Gary DeRoss for services rendered. We recorded compensation expense in an amount equal to $3,500.000 according to the latest private placement per share or $0.05 given the common stock was not on a public exchange, therefore the trading price could not be determined. In September 2011, we issued 100,000,000 shares of common stock to our sole director Gary DeRoos for services rendered. We recorded compensation expense equal to the fair market value of $13,500,000 according to the closing price of $0.135 per share the date of issuance. In September 2011, we issued shares of Series A Preferred stock to Mr. DeRoos for services rendered. We recorded compensation expense in an amount equal of the fair market value of the company's common stock at the preferred shares are convertible at a one-to-one ratio into shares of common stock. The fair market value of an equivalent amount of our common stock was $7,395,000 according to the closing price of $0.145 on the date of issuance.

Neither Mr. nor Ms. DeRoos has received, nor are either entitled to receive any additional consideration for their services as our promoters.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	September 30, 2012	September 30, 2011
(i) Audit Fees	$15,200	$14,300
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-

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

(b) 3.1 3.1.1 3.1.2 3.1.3 3.1.4 3.2 10.1 10.2 31.1 31.2 32.1 32.2

Exhibits

Articles of Incorporation of Citadel EFT(1)

Articles of Amendment and Designation for Series A Preferred Stock filed with the Nevada Secretary of State on September 6, 2011 (2)

Articles of Amendment regarding Series A Preferred Stock filed with the Nevada Secretary of State on December 30, 2011 (3)

Articles of Amendment and Designation for Series B, C and D Preferred Stock filed with the Nevada Secretary of State on September 26, 2012 (4)

Articles of Amendment regarding Series C Preferred Stock filed with the Nevada Secretary of State on November 7, 2012 (5)

Bylaws of Citadel EFT (6)

Asset Purchase Agreement dated September 27, 2012 between Citadel EFT and Art to Go (7)

Asset Purchase Agreement dated October 24, 2012 between Citadel EFT and Art to Go (8)

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1) Incorporated by reference from our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 12, 2010

(2) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2011.

(3) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2012.

(4) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2011.

(5) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2011

(6) Incorporated by reference from our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 12, 2010.

(7) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2012.

(8)  Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EFT, INC.

(Registrant)

/s/ GARY DEROOS

Gary DeRoos, President and Chief Executive Officer

Dated: January 14, 2013

/s/ GARY DEROOS

Gary DeRoos

Chief Financial Officer

Dated: January 14, 2013

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

Signatures	Title	Date
/s/ GARY DEROOS	President, Chief Executive Officer and Director
Gary DeRoos	(Principal Executive Officer)	January 14, 2013

/s/ GARY DEROOS	Chief Financial Officer and Director
Gary DeRoos	(Principal Financial Officer and Principal Accounting Officer)	January 14, 2013

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-4

Income Statements	F-5

Statements of Changes in Stockholders’ Equity	F-6

Statements of Cash Flows	F-7

Notes to the Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Citadel EFT, Inc.

Oceanside, California

We have audited the accompanying balance sheets of Citadel EFT, Inc. (“Citadel”)as of September 30, 2012 and 2011, and the related income statements, statements of stockholders' equity, and statement of cash flows for the years then ended.  These financial statements are the responsibility of Citadel’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citadel EFT, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

January 11, 2013

Citadel EFT, Inc.

Balance Sheets

	September 30 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$42,871	$54,332
Accounts receivable	34,205	38,449
Tax receivable	3,203	7,713
Total current assets	80,279	100,494
Total assets	$80,279	$100,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$147,675	$17,500
Total current liabilities	147,675	17,500
Total liabilities	147,675	17,500

Commitments and contingencies	-	-

Stockholders' (deficit) equity:
Series A Convertible Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; 51,000,000 and - shares issued and outstanding	510	510
Series B Preferred Stock, 10 shares authorized, $0.00001par value; - shares outstanding, respectively	-	-
Series C Convertible Preferred Stock, 70,000,000 shares authorized, $0.00001par value; - shares outstanding, respectively	-	-
Series D Convertible Preferred Stock, 18 shares authorized, $0.00001 par value; - shares outstanding, respectively	-	-
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 223,324,960 and 184,324,960 issued and outstanding, respectively	2,235	1,844
Additional paid-in capital	26,262,523	24,519,064
Accumulated deficit	(26,332,664)	(24,438,424)
Total stockholders' (deficit) equity	(67,396)	82,994
Total liabilities and stockholders' equity	$80,279	$100,494

The accompanying notes are an integral part of the audited financial statements.

Citadel EFT, Inc.

Income Statements

	Year Ended September 30, 2012	Year Ended September 30, 2011

REVENUE	$ 493,442	$459,770

OPERATING EXPENSES	2,387,682	24,913,836

OPERATING LOSS BEFORE TAXES	(1,894,240)	(24,454,066)

Income tax expense	-	(2,640)

NET LOSS	$ (1,894,240)	$(24,456,706)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ (0.01)	$(0.49)

Weighted Average
Shares Outstanding-Basic	193,193,539	50,026,083

The accompanying notes are an integral part of the audited financial statements.

Citadel EFT, Inc.
Statements of Changes in Stockholders’ Equity

	Preferred Stock			Common Stock
	Shares	Amount ($0.00001)	Shares	Amount ($0.00001)	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity
Balance, September 30, 2010	-	-	$ 13,213,960	$132	$60,686	$18,282	79,100

Stock issued for services	-	-	17,111,000	1,712	17,063,888	-	17,065,600

Shares issued for services at $0.145 per share	51,000,000	510	-	-	7,394,490	-	7,395,000

Net loss			-	-	-	(24,456,706)	(24,456,706)
Balance, September 30, 2011	51,000,000	$ 510	184,324,960	$ 1,844	$24,519,064	$(24,438,424)	82,994
Stock issued for services	-	-	39,000,000	391	1,903,459	-	1,903,850

Dividends	-	-	-	-	(160,000)	-	(160,000)

Net Loss	-	-	-	-	-	(1,894,240)	(1,894,240)

Balance, September 30, 2012	51,000,000	$ 510	223,324,960	$ 2,235	$26,262,523	$(26,332,664)	$(67,396)

  The accompanying notes are an integral part of the audited financial statements

Citadel EFT, Inc.

Statements of Cash Flows

	Year Ended September 30, 2012	Year Ended September 30, 2011
Cash flows from operating activities:
Net (loss) income	$(1,894,240)	$(24,456,706)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	1,903,850	24,460,600

Changes in assets and liabilities:
Accounts receivable	4,244	(6,352)
Prepaid expenses	-	-
Income tax receivable	4,510	(7,713)
Income tax liability	-	(62,230)
Accounts payable and accrued liabilities	130,175	14,125
Net cash provided by (used in) operating activities	148,539	(58,276)

Cash flows from financing activities:
Dividend payment on preferred stock	(160,000)	-
Net cash used in financing activities	(160,000)	-
Change in cash and equivalents	(11,461)	(58,276)
Cash and cash equivalents, beginning of period	54,332	112,608
Cash and cash equivalents, end of period	$42,871	$54,332

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$72,933

The accompanying notes are an integral part of the audited financial statements.

Citadel EFT, Inc.
Notes to Financial Statements
For the Years Ended September 30, 2012 and 2011

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

Accounts receivable are primarily comprised of amounts due from our clearing and settlement banks from revenues earned, net of related interchange and bank processing fees, on transactions processed during the month ending on the balance sheet date. Such balances are typically received from the clearing and settlement banks within 30 days following the end of each month. Bad debt expense is recognized based on management’s estimate of likely losses per year, based on the nature of the revenues and subsequent month receipt. As of September 30, 2011 and 2010 respectively, no allowance for doubtful accounts was deemed necessary

Advertising Costs. Citadel’s policy regarding advertising is to expense advertising when incurred.  For the years ended September 30, 2012and 2011 Citadel incurred advertising expenses of approximately $73,090 and $66,952, respectively.

Financial Instruments. Citadel believes the carrying amounts of financial instruments As of September 30, 2012 and 2011, including cash and accounts receivable approximate fair value. Due to the short maturities of the cash and cash equivalents and accounts receivable, carrying amounts approximate the respective fair values

Basic and diluted net income (loss) per share. Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding during each period.  Diluted income (loss) per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended September 30, 2012 and 2011, the Company had 51,000,000 of Series A Convertible preferred shares outstanding which are convertible into one common share which are  potentially dilutive securities if considered on a “as if converted” method.

NOTE 2. STOCKHOLDER’S EQUITY

Series A Convertible Redeemable Preferred Stock

In September 2011, Citadel issued 51,000,000 shares of Series A Convertible Preferred Stock to its sole officer, Gary DeRoos for services rendered.  The Company recorded compensation expense at the fair market value of $7,395,000 which was equal to its common stock conversion share price of $0.145 on the date of issuance.  Each share of Series A Convertible Preferred Stock shall be convertible at any time at the option of the holder into one common share.  Any amount of accrued and unpaid dividends is convertible into common shares at its trading price on the OTC Market.  The holders of the Series A Convertible preferred Stock will have two hundred voting rights for each share of Series A Convertible Preferred Stock held of record. The Company may redeem the Series A Convertible Preferred Stock at $0.0001 per share.

Series B Preferred Stock

On September 26, 2012, Citadel amended its articles of incorporation to approve the designation of 10 shares of Series B preferred stock, at a par value of $0.00001.  The Series B stock does not have any conversion rights associated with them.  The Series B stock have voting rights equal to two times the sum of (i) the total  number of shares of common stock which are issued and outstanding at the time of voting plus (ii) the total number of shares of any preferred stocks which are issued and outstanding.

Series C Convertible Preferred Stock

On September 26, 2012, Citadel amended its articles of incorporation to approve the designation of 30,000,000 shares of Series B convertible preferred stock, (“Series C stock”) at a par value of $0.00001.  The Series C stock has liquidation rights upon any liquidation, dissolution or winding up of the Company whether voluntary or involuntary and shall be paid out of the assets of the Company equal to $1.00 per share or in the event of an aggregate subscription by a single subscriber for Series C stock in excess of $100,000, $0.997 per share, plus all declared but unpaid dividends.  The Series C stock is convertible at any time, but not before six months or twelve months depending on the Company’s filing of certain public reports, into the number of shares of common stock equal to the price of the Series C stock divided by the par value of the common stock.  The Series C stock has voting rights equal to ten votes for any election or other vote placed before the shareholders of the company.

On November 7, 2012 Citadel amended the designation of Series C preferred stock to increase the number of shares from 30,000,000 to 70,000,000 shares of Series C preferred stock, par value $0.00001. All other rights, preferences and limitations of the Series C preferred stock remain in force.

Series D Convertible Preferred Stock

On September 26, 2012, Citadel amended its articles of incorporation to approve the designation of 18 shares of Series D convertible preferred stock, (“Series D stock”) at a par value of $0.00001.  The Series C stock has liquidation rights upon any liquidation, dissolution or winding up of the Company whether voluntary or involuntary and shall be paid out of the assets of the Company equal to $1.00 per share or in the event of an aggregate subscription by a single subscriber for Series D stock in excess of $100,000, $0.997 per share, plus all declared but unpaid dividends.  The Series D stock is convertible at any time, but not before six months or twelve months depending on the Company’s filing of certain public reports, into the number of shares of common stock equal to the price of the Series C stock divided by the par value of the common stock.  The Series D stock has voting rights equal to ten votes for any election or other vote placed before the shareholders of the company.

Dividends

During the year ended September 30, 2012, Citadel declared and paid dividends totaling $160,000 on the shares of Series A Preferred Stock.  The CEO, Mr. Gary DeRoos is the owner of all the outstanding preferred shares of the company.

Common Stock

During the year ended September 30, 2012, Citadel issued 11,500,000 common shares to various consultants for services.  Citadel recorded compensation expense of $1,408,850 based on the closing prices ranging from $0.03 to $0.16 per share on the issuance dates.

During the year ended September 30, 2012, Citadel further issued 27,500,000 common shares to various consultants for services.  Citadel recorded compensation expense of $495,000 based on the closing price of $0.018 per share on the issuance dates of the shares.

During the year ended September 30, 2011, Citadel issued 71,000,000 common shares to our sole officer Gary DeRoos for services rendered.  Citadel recorded compensation expense of $3,550,000 according to the latest private placement per share amount of $0.05 given the common stock was not traded on an exchange.

During the year ended September 30, 2011, Citadel issued 11,000 common shares to a third party for consulting services.  Citadel recorded consulting expense in an amount equal to the fair market value of $1,100 according to the closing price on the date of issuance of $0.10 per share.

During the year ended September 30, 2011, Citadel issued 100,000,000 shares of common stock to our sole officer Gary DeRoos for services rendered.  Citadel recorded compensation expense in an amount equal to the fair market value of $13,500,000 according to the closing price of $0.135 per share on the date of issuance.

During the year ended September 30, 2011, Citadel issued 100,000 shares of common stock to a third party for consulting services. Citadel recorded consulting expense in the amount equal to the fair market value of $14,500 according to the closing price of $0.145 per share on the date of issuance.

NOTE 3. INCOME TAXES

Income tax expense for the years ended September 30, 2012 and 2011 is as follows:

	2012	2011
Current:
Current - Federal	$ -	$ 1,661
Current – State	-	979
Deferred	-	-
	$-	$2,640

A reconciliation of the actual taxes to the statutory U.S. taxes for the period ended September 30, 2012 and 2011 is as follows:

	2012	2011
Income tax expense (benefit) at the statutory federal rate (15%)	-	$ (3,669,689)
Increase (decrease) resulting from:
Permanent differences	-	3,671,350
State tax expense	-	979
Income tax expense	-	$ 2,640

As of September 30, 2012 and 2011 Citadel has a current tax receivable of $0 and $7,713, respectively.

NOTE 4. SUBSEQUENT EVENTS

 On September 27, 2012, Citadel entered into an initial asset purchase agreement with Art to Go, Inc., a New York Corporation for the purchase of various sports memorabilia.  In exchange for the assets, Citadel agreed to issue 1,200,000 Series C preferred stock.  On October 24, 2012, Citadel entered into a final asset purchase agreement with Art to Go, Inc. for the same assets and which was finalized on October 24, 2012.  Additional consideration of 2,800,000 Series C preferred stock.  A total of 4,000,000 Series C stock was issued in November 2012 as consideration.  Citadel is obtaining an  independent valuation of the assets purchased.

In November 2012, Citadel issued 1 share of Series B preferred stock to Mr. Gary DeRoos.

In November 2012, Citadel issued 40000,000 shares of Series C preferred stock to Mr. Gary DeRoos.

In November 2012, Citadel issued 400,000 shares of Series C preferred stock to various consultants.

In November 2012, Citadel issued an additional 10,500,000 shares of comons stock to Mr. Kenneth Radliffe under his consulting agreement.