Form 10-K/A
period 2012-09-30
Citadel EFT, Inc.
filed 2013-01-16
CIK 1473971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-164882

CITADEL EFT, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0473573
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

325 College Blvd, Oceanside, California	92057
(Address of Principal Executive Office)	(Zip Code)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

i

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

At December 16, 2012, the issuer had 233,824,960 shares outstanding of Common Stock, par value $0.00001 per share.

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

N/A

>Transitional Small Business Disclosure Format (Check one): Yes[ ] No [X]

Explanatory Note to 10-K/A

We are filing this amended 10-K as a result of finding typographical errors. The following changes were made in this amendment:
•
Statement of Changes in Stockholders' Equity -the amount for common stock issued for services during September 30,2011 has been changed to reflectthe accurate 171,111,000 amount.
•
In Footnote 3 of the Notes to the Audited Financial statements, the amount associated with the tax receivable balance at September 30, 2012 has been changed to reflect the accurate amount of $3 ,203.
•
Certifications 31.1; 31.2 and 32.1 and 32.2 have been changed to reflect the amended filing date of January 16,2013
•
Signature pages have been changed to reflect the amended filing date ofJanuary 16,2013

ii

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

•Continuing to “give away” the terminal to approved merchants. The reason for this is that most of the money we generate is through residuals. Residuals are a percentage of the customer base of credit card transactions.

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

Employees

We had 1 employee, the principal owner of Citadel, as of December 15, 2012.  Our employee is not covered by collective bargaining agreements and we consider our employee relations to be good.

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

Set forth below are the close prices for each quarter for the Common Stock as reported by the CDFT.OB for the year ended September 30, 2012.

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

It is anticipated that the market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On December 15, 2012, the closing price of our common stock as reported by the OTC Bulletin Board was $0.003 per share.  Trading on our Common Stock is extremely limited and sporadic.  Therefore, prices are not an accurate indication of the market value of our Common Stock.

Holders

As of December 15, 2012, there were approximately 50 holders of record of our common stock.

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

During the year ended September 30, 2012, Citadel issued 27,500,000 common shares to various consultants for services.  Citadel recorded compensation expense of $550,000 based on the closing price of $0.02 per share on the issuance dates of the shares.

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

Results of Operations

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

Operating Expenses

	Year Ended September 30, 2012	Year Ended September 30, 2011	Change	%
Operating expenses	$2,387,682	$24,913,836	$(22,526,154)	90.2%

Our operating expenses decreased from $24,913,836 for the year ended September 30, 2011 to $2,387,682 for the year ended September 30, 2012.  Our largest expenditure for both periods was executive compensation which consisted primarily of stock based compensation to our sole officer, Mr. Gary DeRoos of $24,445,000 during 2011 and other consultants of $1,903,850 during 2012.

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

Cash Flows

For the year ended September 30, 2012, cash provided by operating activities was approximately $148,539 as compared to cash used in operating activities of $58,276 for the year ended September 30, 2011. Our working capital deficit was $67,396 at September 30, 2012 as compared to working capital of $82,994 at September 30, 2011, due to larger accruals for consulting agreements entered into at September 30, 2012 We recorded the following non-cash charges during 2012 and 2011: share-based compensation of approximately $1,903,850 as compared to $24,460,600 for 2011.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)		Stock Awards ($) (3)	Option Awards ($)	All Other Compensation ($) (2)	Total

Gary DeRoos	2012	$11,000		$118,699		$-	$-	$172,639	$302,338
President, Chief Executive Officer , Chief Financial Officer and Director	2011	$42,000		$264,990		$24,395,000	$-	$10,240	$24,712,230

Maria DeRoos, Secretary	2012 2011	$ 6,000	-		- -	- -	- -	- -	$6,000 -

(1) The amount in the “Bonus” column for 2012 and 2011 was paid at the sole discretion of the board of directors.

(2)The amounts in the “All Other Compensation” column for 2012 and 2011 respectively were attributed to the following:

Dividends on preferred Series A of $160,000 and $0 for 2012 and 2011, respectively; a vehicle allowance of $0 and $1,744 in 2012 and 2011, respectively; and

healthcare expenses paid by the company on Mr. DeRoos’ behalf in the amount of $10,895 and $10,240 in 2012 and 2011, respectively.

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

The following table sets forth certain information, as of November 27, 2012, concerning the beneficial ownership of shares of Common Stock of Citadel EFT, Inc. by (i) each person known by us to beneficially own more than 5 percent of the  outstanding shares of our common stock; (ii) each Director; (iii) our “Named Executive Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Citadel as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law. In addition, all persons named below can be reached at Citadel EFT, Inc. at 1100 Irvine Blvd, Tustin, California 92780.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Gary DeRoos (2)	168,501,551	72.1%
Maria Teresa DeRoos (2)	-	- %
All directors and officers as a group (2 persons)	168,501,551	72.1%

* - Less than 1%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 233,824,960 shares of common stock outstanding as of December 15, 2011.

(2)	Mr. and Mrs. DeRoos are husband and wife.
(3)

In addition, Mr. DeRoos owns 51,000,000 of Series A Preferred Stock which is convertible into common shares on a one-to-one ratio. This amount is excluded from the calculation above.  Mr. DeRoos owns 40,000,000 shares of Series C preferred stock which are converted into common shares at a 1 to 100,000 ratio.

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

We retained MaloneBailey, LLC (“Malone”) as our principal accountant in 2010.  We had no relationship with Malone prior to their retention as our principal accountant. The following table sets forth the aggregate fees paid to Malone for audit services rendered in connection with our consolidated financial statements and reports for the year ended September 30, 2012 and 2011.  In 2011, this includes $1,600 to GBH CPAs.

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

All Other Fees:  None.

Pre-Approval of Audit and Permissible Non-Audit Services of Independent AuditorsThe Board of Directors pre-approves all audit and permissible non-audit services provided by Citadel’s principal accountant. These services may include audit services, audit-related services, tax services and other services. The Board of Directors may also pre-approve particular services on a case-by-case basis and may delegate pre-approval authority to one or more directors. If so delegated, the director must report any pre-approval decision to the Board of Directors at its first meeting after the pre-approval was obtained.

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

CITADEL EFT, INC.

(Registrant)

/s/ GARY DEROOS

Gary DeRoos, President and Chief Executive Officer

Dated: December 16, 2012

/s/ GARY DEROOS

Gary DeRoos

Chief Financial Officer

Dated: December 16, 2012

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

Signatures	Title	Date
/s/ GARY DEROOS	President, Chief Executive Officer and Director
Gary DeRoos	(Principal Executive Officer)	January 16, 2013

/s/ GARY DEROOS	Chief Financial Officer and Director
Gary DeRoos	(Principal Financial Officer and Principal Accounting Officer)	January 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Citadel EFT, Inc.

Tustin, California

We have audited the accompanying balance sheets of Citadel EFT, Inc. (“Citadel”) as of September 30, 2012 and 2011, and the related income statements, statements of stockholders' equity, and statement of cash flows for the years then ended.  These financial statements are the responsibility of Citadel’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

December 15, 2012

Citadel EFT, Inc.

Balance Sheets

	September 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$42,871	$54,332
Accounts receivable	34,205	38,449
Tax receivable	3,203	7,713
Total current assets	80,279	100,494
Total assets	$80,279	$100,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$147,675	$17,500
Total current liabilities	147,675	17,500
Total liabilities	147,675	17,500

Commitments and contingencies	-	-

Stockholders' (deficit) equity:
Series A Convertible Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; 51,000,000 and - shares issued and outstanding	510	510
Series B Preferred Stock, 10 shares authorized, $0.00001par value; - shares outstanding, respectively	-	-
Series C Convertible Preferred Stock, 30,000,000 shares authorized, $0.00001par value; - shares outstanding, respectively	-	-
Series D Convertible Preferred Stock, 18 shares authorized, $0.00001 par value; - shares outstanding, respectively	-	-
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 223,324,960 and 184,324,960 issued and outstanding, respectively	2,235	1,844
Additional paid-in capital	26,262,523	24,519,064
Accumulated deficit	(26,332,664)	(24,438,424)
Total stockholders' (deficit) equity	(67,396)	82,994
Total liabilities and stockholders' equity	$80,279	$100,494

The accompanying notes are an integral part of the audited financial statements.

Citadel EFT, Inc.

Income Statements

	Year Ended September 30, 2012	Year Ended September 30, 2011

REVENUE	$ 493,442	$459,770

OPERATING EXPENSES	2,387,682	24,913,836

OPERATING LOSS BEFORE TAXES	(1,894,240)	(24,454,066)

Income tax expense	-	(2,640)

NET LOSS	$ (1,894,240)	$(24,456,706)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ (0.01)	$(0.49)

Weighted Average
Shares Outstanding-Basic	193,193,539	50,026,083

The accompanying notes are an integral part of the audited financial statements.

Citadel EFT, Inc.
Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock
	Shares	Amount ($0.00001)	Shares	Amount ($0.00001)	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity
Balance, September 30, 2010	-		$13,213,960	$132	$60,686	$18,282	$79,100

Stock issued for services	-	-	171,111,000	1,712	17,063,888	-	17,065,600

Shares issued for services at $0.145 per share	51,000,000	510	-	-	7,394,490	-	7,395,000

Net loss			-	-	-	(24,456,706)	(24,456,706)
Balance, September 30, 2011	51,000,000	$ 510	184,324,960	$1,844	$24,519,064	$(24,438,424)	82,994
Stock issued for services	-	-	39,000,000	391	1,903,459	-	1,903,850

Dividends	-	-	-	-	(160,000)	-	(160,000)

Net Loss	-	-	-	-	-	(1,894,240)	(1,894,240)

Balance, September 30, 2012	51,000,000	$ 510	223,324,960	$ 2,235	$26,262,523	$(26,332,664)	$(67,396)

  The accompanying notes are an integral part of the audited financial statements

Citadel EFT, Inc.

Statements of Cash Flows

	Year Ended September 30, 2012	Year Ended September 30, 2011
Cash flows from operating activities:
Net (loss) income	$(1,894,240)	$(24,456,706)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	1,903,850	24,460,600

Changes in assets and liabilities:
Accounts receivable	4,244	(6,352)
Prepaid expenses	-	-
Income tax receivable	4,510	(7,713)
Income tax liability	-	(62,230)
Accounts payable and accrued liabilities	130,175	14,125
Net cash provided by (used in) operating activities	148,539	(58,276)

Cash flows from financing activities:
Dividend payment on preferred stock	(160,000)	-
Net cash used in financing activities	(160,000)	-
Change in cash and equivalents	(11,461)	(58,276)
Cash and cash equivalents, beginning of period	54,332	112,608
Cash and cash equivalents, end of period	$42,871	$54,332

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$72,933

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

Series D Convertible Preferred Stock

On September 26, 2012, Citadel amended its articles of incorporation to approve the designation of 18,000,000 shares of Series D convertible preferred stock, (“Series D stock”) at a par value of $0.00001.  The Series C stock has liquidation rights upon any liquidation, dissolution or winding up of the Company whether voluntary or involuntary and shall be paid out of the assets of the Company equal to $1.00 per share or in the event of an aggregate subscription by a single subscriber for Series D stock in excess of $100,000, $0.997 per share, plus all declared but unpaid dividends.  The Series D stock is convertible at any time, but not before six months or twelve months depending on the Company’s filing of certain public reports, into the number of shares of common stock equal to the price of the Series C stock divided by the par value of the common stock.  The Series D stock has voting rights equal to ten votes for any election or other vote placed before the shareholders of the company.

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

As of September 30, 2012 and 2011 Citadel has a current tax receivable of $3,203 and $7,713, respectively.

NOTE 4. SUBSEQUENT EVENTS

 On October 11, 2012, Citadel entered into an initial asset purchase agreement with Art to Go, Inc., a New York Corporation for the purchase of various sports memorabilia.  In exchange for the assets, Citadel agreed to issue 1,200,000 Series C preferred stock.  On October 24, 2012, Citadel entered into a second asset purchase agreement with Art to Go, Inc. for the same assets and which was finalized on October 24, 2012.  Additional consideration of 2,800,000 Series C preferred stock.  A total of 4,000,000 Series C stock was issued in November 2012.  Based on an independent valuation of the assets purchased, the fair market value of the assets was $10,389,046.

In November 2012, Citadel issued 1 share of Series B preferred stock to Mr. Gary DeRoos.

In November 2012, Citadel issued 40,000,000 shares of Series C preferred stock to Mr. Gary DeRoos.

In November 2012, Citadel issued 400,000 shares of Series C preferred stock to various consultants.