Form 10-Q
period 2012-12-31
Citadel EFT, Inc.
filed 2013-02-14
CIK 1473971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

  ☒Yes  ☐   No

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

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of February 14, 2013, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after February 14, 2013 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CITADEL EFT, INC.

BALANCE SHEETS

 (Unaudited)

	December 31, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$19,314	$42,871
Accounts receivable	35,468	34,205
Tax receivable	3,203	3,203
Total current assets	57,985	80,279
Other assets	2,972,000	-
Total assets	$3,029,985	$80,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$73,384	$147,675
Total current liabilities	73,384	147,675

Commitments and contingencies

Stockholders' equity:
Series A Convertible Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, 51,000,000 issued and outstanding	510	510
Series B Preferred Stock, 10 Shares authorized, $0.00001 par value; no shares outstanding	-	-
Series C Preferred Stock, 70,000,000 shares authorized, $0.00001 par value; 4,443,000 and – shares outstanding, respectively	45	-
Series D Preferred Stock, 18 shares authorized, $0.00001 par value; no shares outstanding
Common stock, $0.00001 par value, 100,000,000 shares authorized, 281,324,960 and 223,324,960 shares issued and outstanding, respectively	2,815	2,235
Additional paid-in capital	29,582,778	26,262,523
Accumulated deficit	(26,629,547)	(26,332,664)
Total stockholders' equity	2,956,601	(67,396)
Total liabilities and stockholders' equity	$3,029,985	$80,279

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended
	December 31,
	2012	2011

Revenues	$94,775	$124,694

Operating expenses:
General and administrative	(403,802)	(553,812)

Other (income) and expenses:
Gain/(Loss) on settlement of liabilities	12,144	-

Net loss before income taxes	(296,883)	(429,118)
Income tax (expense) benefit	-	-
Net loss	$(296,883)	$(429,118)

Net loss per share, basic and diluted	$(0.001)	$(0.002)
WWeighted-average common shares outstanding, basic and diluted	237,988,003	186,952,134

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(296,883)	$(429,118)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	329,149	434,000
Gain/loss on settlement of liabilities	(12,144)	-
Changes in assets and liabilities:
Accounts receivable	(1,263)	(7,105)
Tax receivable	-	(302)
Prepaid expenses	-	(1,175)
Accounts payable and accrued liabilities	47,584	(17,500)
Net cash provided by (used in) operating activities	66,443	(21,200)

Cash flows from investing activities:	-	-

Cash flows used in financing activities:		-
Dividends paid	(90,000)	-
Net cash used in financing activities	(90,000)	-

Change in cash and equivalents	(23,557)	(21,200)
Cash and cash equivalents, beginning of period	42,871	54,332
Cash and cash equivalents, end of period	$19,314	$33,132
Noncash investing and financing activities:		-
Preferred stock issued for purchase of assets	2,972,000	-
Preferred stock issued for settlement of liabilities	54,375	-
Common stock issued for settlement of liabilities	67,500	-

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

Citadel prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended December 31, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not mis-leading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the periods ended September 30, 2012 and 2011 filed in its annual report on Form 10-K.

Note 2: Other Assets

In November 2012, Citadel purchased various sports memorabilia from Art to Go, Inc., a New York Corporation for 4,000,000 Series C preferred stock.  Citadel obtained an independent valuation of the assets acquired and the consideration given and determined that the value was $2,972,000.

Impairment of long-lived assets - The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. An impairment charge of $0 was recorded in the quarter ended December 31, 2012.

Note 3: Stockholders’ Equity

Preferred Stock

On November 7, 2012 Citadel amended the designation of Series C preferred stock to increase the number of shares from 30,000,000 to 70,000,000 shares.

In November 2012, Citadel issued 4,000,000 Series C Preferred Shares for the acquisition of sports memorabilia.

Additionally during the three months ended December 31, 2012, Citadel issued another 443,000 Series C Preferred shares to various consultants for services rendered and valued at $329,149.  Also, 13,500 Series C Preferred shares were issued to various consultants to settle liabilities of $67,500. A gain on settlement of liabilities of $49,344 was recorded. All of these shares were also valued based on the independent valuation method.

During the three months ended December 31, 2012, Citadel paid $90,000 in dividends to Mr. DeRoos related to the Series A Preferred stock.

Common Stock

During the three months ended December 31, 2012, Citadel issued 58,000,000 common shares to settle liabilities due to various consultants for services.  Citadel settled liabilities of $54,375 and recorded a loss on liabilities of $37,200.  The values are based on the closing prices ranging from $0.0013 to $0.0029 per share on the issuance dates.

Note 4: Subsequent Events

In January 2013, Citadel issued 1 Series B Preferred share to Mr. DeRoos for services rendered.  The share is for voting control only.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical financial statements which are included in our Form 10-K for the fiscal year ended September 30, 2012and our unaudited consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I. Item 1.

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

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Revenues

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Change	%
Revenues	$94,775	$124,694	$(29,919)	24

Revenues decreased by $29,919, or 24 percent to $94,775 for the three months ended December 31, 2012 from $124,694 for the three months ended December 31, 2011.  The revenue rate decreased due to smaller number of merchants and transactions. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Operating Expenses.

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Change	%
Operating expenses	$403,802	$553,812	$(150,010)	27

Our operating expenses decreased from $553,812 for the three months ended December 31, 2011 to $403,802 for the three months ended December 31, 2012.  The primary reason for the decrease was $70,000 of executive compensation recorded during 2011.

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

Cash Flow from Operating Activities

During the three months ended December 31, 2012, cash provided from operating activities was $60,443 as compared to cash flows provided by operating activities during the same prior year period of $21,200

Cash Flow from Investing Activities

During the first quarter 2012 and 2011, cash used in investing activities was $0, respectively.

Cash Flow from Financing Activities

During the first quarter 2012 and 2011, cash used in financing activities was $90,000 and $0, respectively.

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

Management’s Report on Internal Control over Financial Reporting.   Management is responsible for the fair presentation of the consolidated financial statements of Citadel EFT, Inc. Management is also responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

During the Annual 10-K review process for the year ended September 30, 2012, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of September 30, 2012 and the deficiencies reported continue to be deficiencies as of December 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness.

As of December 31, 2012, we did not maintain effective controls over the control environment.  The Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert.  We did not maintain the following controls: sufficient policies and procedures over the administration of our accounting and fraud risk policies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting since there is only 1 employee. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, this control deficiency could result in another material weakness that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

 PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Periodically, we are involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are currently not involved in any pending, material legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2012, Citadel issued 4,000,000 shares of Series C Preferred Shares for the acquisition of sports memorabilia.  The fair market value of the preferred shares given was determined to be $2,972,000 or $0.743 per share based on an independent valuation using a xxx model.

During November 2012, Citadel issued 40,000,000 shares of Series C Preferred shares to Mr. DeRoos for services rendered, however subsequent to December 31, 2012, rescinded these shares.

Additionally during the three months ended December 31, 2012, Citadel issued another 443,000 shares of Series C Preferred stock to various consultants for services rendered.  Citadel estimated the fair market value of these shares to be $329,150 using the independent valuation method described above.  Also, 13,500 shares of Series C Preferred stock were issued to various consultants to settle liabilities of $67,500. A gain on settlement of liabilities of 449,345 was recorded as of December 31, 2012. These shares were also valued based on the independent valuation method.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Financial Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EFT, INC.
(Registrant)

Signature	Title	Date

/s/ GARY DEROOS	President, CEO and Director	FEBRUARY 14, 2013
Gary DeRoos	(Principal Executive Officer)

/s/ GARY DEROOS	Chief Financial Officer	FEBRUARY 14, 2013
Gary DeRoos	(Principal Financial Officer)