Form 10-Q
period 2013-03-31
Citadel EFT, Inc.
filed 2013-05-14
CIK 1473971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Registrant’s telephone number, including area code: (714) 432-0701

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

At May 15, 2013, there were 295,324,960 shares of common stock outstanding.

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

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of May 15,2013, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after May 15, 2012 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CITADEL EFT, INC.

BALANCE SHEETS

 (Unaudited)

	March 31, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$25,797	$42,871
Accounts receivable	42,447	34,205
Tax receivable	3,202	3,203
Investment marketable securities, trading	20,000	-
Total current assets	91,446	80,279
Other assets	2,972,000	-
Total assets	$3,063,446	$80,279

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$-	$147,675
Accrued liabilities, related party	1,000	-
Other current liabilities	11,296	-
Total current liabilities	12,296	147,675

Commitments and contingencies (See Note X)	-	-

Stockholders' equity (deficit):
Series A convertible preferred stock, $0.00001 par value, 100,000,000 shares authorized, 51,000,000 shares issued and outstanding	510	510
Series B convertible preferred stock, $0.00001 par value, 10 shares authorized; 1 and 0 shares outstanding, respectively	-	-

Series C convertible preferred stock, $0.00001 par value; 70,000,000 shares authorized; 4,451,000 and 0 shares outstanding, respectively	45	-

Series D preferred stock, $0.00001 par value, 18 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.00001 par value, 1,100,000,000 shares authorized, 295,324,960 and 223,324,960 shares issued and outstanding, respectively	2,955	2,235

Additional paid-in capital	29,676,207	26,262,523
Accumulated deficit	(26,628,567)	(26,332,664)
Total stockholders' equity (deficit)	3,051,150	(67,396)
Total liabilities and stockholders' equity	$3,063,446	$80,279

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenues	$101,901	$148,753	$201,972	$273,447
Operating expenses:
Selling, general and administrative	193,046	1,040,442	602,144	1,594,254
Total operating expenses	193,046	1,040,442	602,144	1,594,254
Operating loss	(91,145)	(891,689)	(400,172)	(1,320,807)
Other income (expense):
Gain on settlement of liability	73,125	-	85,269	-
Unrealized gain on investment	19,000	-	19,000	-
Total other income	92,125	-	104,269	-
Income (loss) before income taxes	980	(891,689)	(295,903)	(1,320,807)
Income tax (expense) benefit	-	-	-	-
Net (loss) income	$980	$(891,689)	$(295,903)	$(1,320,807)

Preferred dividend	90,000	-	138,000	-
Net (loss) income available to common shareholders	$(89,020)	$(891,689)	$(433,903)	$(1,320,807)
Net (loss) income per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted-average common shares outstanding, basic and diluted	283,191,627	193,265,070	259,418,367	190,091,353

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended
	March 31,
2013		2012
Cash flows from operating activities:
Net (loss) income	$(295,903)	$(1,320,807)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	460,749	1,394,000
Gain on settlement of liability	(85,269)
Unrealized gain on investment	(19,000)
Changes in assets and liabilities:
Accounts receivable	(8,242)	(29,637)
Accounts payable and accrued liabilities	48,591	(17,248)
Accrued expenses – related party	1,000	-
Prepaid income taxes	-	(6,303)
Net cash provided by (used in) operating activities	101,926	20,275

Cash flows from investing activities:
Purchase of investment	(1,000)	-
Net cash flows used in investing activities:	(1,000)	-

Cash flows from financing activities:
Sale of Series C convertible preferred stock	20,000	-
Dividends paid	(138,000)	(20,000)
Net cash flows used in financing activities	(118,000)

Change in cash and equivalents	(17,074)	275
Cash and cash equivalents, beginning of period	42,871	54,332
Cash and cash equivalents, end of period	$25,797	$54,607
Schedule of noncash investing and financing activities:
Preferred stock issued for purchase of assets	2,972,000
Common stock issued for settlement of liabilities	65,000
Preferred stock issued for settlement of liabilities	67,500
Preferred stock payable for settlement of liabilities	11,296
Cancellation of preferred stock issued for settlement of liabilities	10,030

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

Note 2: Investments

Citadel accounts for any investments in equity securities according to the requirements in ASC 320, “Investments – Debt and Equity Securities,” and follows the requirements of subsequent measurement in ASC 320-10-35.

During the six months ended March 31, 2013, Citadel received a partial assignment of an original convertible note receivable held by “The Automotive Resource Network Holdings, Inc. (“ARNH”), a publicly traded company.  For $1,000, Citadel assumed $1,000 of a convertible note receivable from ARNH.  During the quarter, Citadel converted the investment into 100,000,000 shares of freely trading common stock of ARNH.  Citadel has classified these shares as trading securities at its original cost of $1,000, as its intention is to hold the investment for a short time.   At March 31, 2013, Citadel subsequently measured the shares at their fair market value of $20,000 based on the closing price on that date, and recognized an unrealized gain of $19,000 in the statement of operations.

Note 3: Other Assets

In November 2012, Citadel purchased various sports memorabilia from Art to Go, Inc., a New York Corporation for 4,000,000 shares of Series C preferred stock.  Citadel obtained an independent external valuation of the assets acquired and the consideration given and determined that the value was $2,972,000.

Note 4: Stockholders’ Equity

Preferred Stock

On November 7, 2012 Citadel amended the designation of Series C preferred stock to increase the number of shares from 30,000,000 to 70,000,000 shares.

In November 2012, Citadel issued 4,000,000 Series C Preferred Shares for the acquisition of sports memorabilia.

Additionally during the six months ended March 31, 2013, Citadel issued another 443,000 Series C Preferred shares to various consultants for services rendered and valued at $329,149.  Also, 13,500 Series C Preferred shares were issued to various consultants to settle liabilities of $67,500. A gain on settlement of liabilities of $49,344 was recorded. All of these shares were also valued based on the independent valuation method. In March 2013, Citadel cancelled 13,500 shares of Series C Preferred shares and as such recorded $10,031 as an offset to stock based compensation.

During the three months ended March 31, 2013, Citadel settled its remaining obligations with Mr. Radcliff for $0 and recorded $10,625 in gain on settlement of accrued liabilities which was the balance owed under the previous consulting arrangement.  In March 2013, Citadel entered into a settlement agreement with various consultants of certain accrued obligations owed in the amount of $62,500 for no additional consideration and recorded a gain on settlement of accrued liabilities.

In January 2013, Citadel issued 1 Series B Preferred share to Mr. DeRoos for services rendered.  The share is for voting control only and thus is recorded at par value.

On February 18, 2013, Citadel issued 8,000 shares of Series C Preferred shares to an investor for $20,000.

In March 2013, Citadel entered into a consulting agreement to issue 15,200 shares of Series C Preferred shares.  The obligation has been recorded as stock payable in the amount of $11,296 as the shares have not been issued as of the issuance of these financial statements.

Common Stock

During the six months ended March 31, 2013, Citadel issued 58,000,000 common shares to settle liabilities due to various consultants for services.  Citadel settled liabilities of $65,000 and recorded a loss on liabilities of $26,575.  The values are based on the closing prices ranging from $0.0013 to $0.0029 per share on the issuance dates.

During the three months ending March 31, 2013, Citadel issued 14,000,000 shares of common stock to a consultant for services rendered.  Citadel recorded the fair market value of the stock of $131,600, based on the closing price on March 20, 2013 of $0.0094, as stock based compensation.

During the six months ended March 31, 2012, Citadel issued 11,050,000 common shares to various consultants for services.  Citadel recorded compensation expense of $1,394,000 based on the closing prices ranging from $0.04 to $0.15 per share on the issuance dates.

Dividends

During the six months ended March 31, 2013 and 2012, Citadel declared and paid dividends totaling $138,000 and $20,000 on the shares of Series A Preferred Stock, respectively.  The CEO, Mr. Gary DeRoos, is the owner of all the outstanding Series A Preferred shares of the company.

Note 5: Related Party

During the six months ended March 31, 2013, the Company was indebted to a related party for $1,000. This amount is unsecured, non-interest bearing and due on demand.

The Company paid $6,725 to a related party for rent during the six months ended March 31, 2013.

Note 6: Fair Value

The Company measures fair value in accordance with a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company's consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Investment marketable securities 2013	$20,000	-	-	$20,000

Note 7: Subsequent Events

In April 2013, the Company amended its articles of incorporation to authorize 1,000,000,000 common shares with $0.00001 par value and 250,000,000 preferred shares with $0.00001 par value.

In April 2013, the Company authorized Series E, F, and G Preferred stock. There are 2,000,000 Series E Preferred shares authorized. They are convertible into the number of shares of the Company’s common stock equal to the price of the Series E Preferred Stock divided by the par value of the Common Stock. Each Series E Preferred share has ten votes.

There are 2,000,000 Series F Preferred shares authorized. They are convertible into the number of shares of the Company’s common stock equal to the price of the Series F Preferred Stock divided by the par value of the Common Stock. Each Series F Preferred share has ten votes.

There are 2,000,000 Series G Preferred shares authorized. They are convertible into the number of shares of the Company’s common stock equal to the price of the Series G Preferred stock divided by the par value of the Common Stock. Each Series G Preferred share has ten votes.

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

Beneficial Ownership

The following table sets forth certain information, as of May 15,2013, concerning the beneficial ownership of shares of Common Stock of Citadel EFT, Inc. by (i) each person known by us to beneficially own more than 5 percent of the  outstanding shares of our common stock; (ii) each Director; (iii) our “Named Executive Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Citadel as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Gary DeRoos (2)	168,509,551	57%
All directors and officers as a group (2 persons)	168,509,551	57%

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Change	%
Revenues	$101,901	$148,753	$(46,852)	(31.5)

Revenues decreased by $46,852, or 31.5 percent to $101,901 for the three months ended March 31, 2013 from $148,753 for the three months ended March 31, 2012.  The revenue rate decreased due to smaller number of merchants and transactions. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Operating Expenses.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Change	%
Operating expenses	$193,046	$1,040,442	$(847,396)	(81.4)

Our operating expenses decreased from $1,040,442 for the three months ended March 31, 2012 to $196,046 for the three months ended March 31, 2013.  The primary reason for the decrease was stock issued to consultants for $960,000 recorded at the fair market value of the stock on the date of issuance during the three months ended March 31, 2012.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Revenues

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	Change	%
Revenues	$201,972	$273,447	$(71,475)	(26.1)

Revenues decreased by $71,475, or 26.1 percent, to $201,972 for the six months ended March 31, 2013 from $273,447 for the six months ended March 31, 2012.  The revenue rate decreased due to fewer merchants and transactions. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Operating Expenses.

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	Change	%
Operating expenses	$602,144	$1,594,254	$(992,110)	(62.2)

Our operating expenses decreased from $1,594,254 for the six months ended March 31, 2012 to $602,144 for the six months ended March 31, 2013.  The primary reason for the decrease was $1,394,000 of stock based compensation recorded as a result of 11,050,000 shares issued to consultants for consulting services ranging in fair market value of $0.04 to $0.16 per share, during the six months ended March 31, 2012.

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

Cash Flow from Operating Activities

During the six months ended March 31, 2013, cash provided from operating activities was $101,926    as compared to cash flows used in operating activities during the same prior year period of $20,275.

Cash Flow from Investing Activities

During the six months ended March 31, 2013, Citadel assumed $1,000 of a convertible note receivable from ANRH, a publicly traded company.  Citadel received 100,000,000 shares of ANRH at a cost of $1,000.  Citadel intends to hold the stock for investment purposes.  As such, we recognized an unrealized gain on the market value of the stock held at March 31, 2013 of $19,000.

Cash Flow from Financing Activities

During the six months ended March 31, 2013 and 2012, we declared and paid $138,000 and $20,000 in dividends on our preferred shares to our CEO, Mr. Gary DeRoos, who is the sole owner of the preferred shares outstanding.   During the six months ended March 31, 2013, we sold 8,000 shares of Series C Preferred stock for $20,000.

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

We follow the requirements of ASC 605-45, “Revenue Recognition, Principal Agent Considerations,” in determining our revenue reporting. Generally, we report revenues at the time of sale on a net basis where we are not the primary obligor in the arrangement, have minimal latitude in establishing the price of the services, do not change the product and perform part of the service, do not have discretion in supplier selection, do not have latitude in determining the product and service specifications to meet our client’s needs and do not assume credit risk. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants

Refer to Part II. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended September 30, 2012 for a discussion of our Critical Accounting Policies.

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

During the Annual 10-K review process for the year ended September 30, 2012, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of September 30, 2012 and the deficiencies reported continue to be deficiencies as of March 31, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness.

As of March 31, 2013, we did not maintain effective controls over the control environment.  The Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert.  We did not maintain the following controls: sufficient policies and procedures over the administration of our accounting and fraud risk policies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting since there is only 1 employee. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, this control deficiency could result in another material weakness that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

 PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Periodically, we are involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are currently not involved in any pending, material legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended March 31, 2013, Citadel issued another 443,000 Series C Preferred shares to various consultants for services rendered and valued at $329,149.  Also, 13,500 Series C Preferred shares were issued to various consultants to settle liabilities of $67,500. A gain on settlement of liabilities of $49,344 was recorded. All of these shares were also valued based on the independent valuation method. In March 2013, Citadel cancelled 13,500 shares of Series C Preferred shares and as such recorded $10,031 as an offset to stock based compensation.

During the six months ended March 31, 2013, Citadel issued 58,000,000 common shares to settle liabilities due to various consultants for services.  Citadel settled liabilities of $65,000 and recorded a loss on liabilities of $26,575.  The values are based on the closing prices ranging from $0.0013 to $0.0029 per share on the issuance dates.

During the three months ending March 31, 2013, Citadel issued 14,000,000 shares of common stock to a consultant for services rendered.  Citadel recorded the fair market value of the stock of $131,600, based on the closing price on March 20, 2013 of $0.0094, as stock based compensation.

During the six months ended March 31, 2012, Citadel issued 11,050,000 common shares to various consultants for services.  Citadel recorded compensation expense of $1,394,000 based on the closing prices ranging from $0.04 to $0.15 per share on the issuance dates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EFT, INC.
(Registrant)

Signature	Title	Date

/s/ GARY DEROOS	President, CEO and Director	May 14, 2013
Gary DeRoos	(Principal Executive Officer)

/s/ GARY DEROOS	Chief Financial Officer	May 14, 2013
Gary DeRoos	(Principal Financial Officer)