Form 10-Q
period 2013-06-30
Citadel EFT, Inc.
filed 2013-08-14
CIK 1473971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-164882

CITADEL EFT, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0473573
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

825 College Blvd., Suite 102 Oceanside, California	92057
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (714) 423-0701

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

At August 14, 2013, there were 26,914,904 shares of common stock outstanding.

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

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of August 14, 2013, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after August 14, 2013 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

ii

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CITADEL EFT, INC.

BALANCE SHEETS

 (Unaudited)

	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$31,193	$42,871
Accounts receivable	31,777	34,205
Prepaid tax receivable	3,202	3,203
Investment	85,500	-
Total current assets	151,672	80,279
Other assets	2,972,000	-
Total assets	$3,123,672	$80,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	7,170	147,675
Total current liabilities	$7,170	$147,675

Stockholders' equity (deficit):
Series A convertible preferred stock, $0.00001 par value, 100,000,000 shares authorized, 11,000,000 and 51,000,000 shares issued and outstanding	110	510
Series B convertible preferred stock, $0.00001 par value, 10 shares authorized; 1 and 0 shares outstanding, respectively	-	-
Series C convertible preferred stock, $0.00001 par value, 70,000,000 and 0 shares authorized, 4,466,999 and 0 shares issued and outstanding	47	-
Series D preferred stock, $0.00001 par value, 250,000,000 shares authorized, 639,136 and 0 shares issued and outstanding	6	-
Series E convertible preferred stock, $0.00001 par value, 2,000,000 shares authorized, 20,000 and 0 shares issued and outstanding	1	-
Series F convertible preferred stock, $0.00001 par value, 2,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series G convertible preferred stock, $0.00001 par value, 2,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 24,714,904 and 18,610 shares issued and outstanding, respectively	248	1
Additional paid-in capital	29,595,601	26,264,757
Accumulated deficit	(26,479,511)	(26,332,664)
Total stockholders' equity(deficit)	$3,116,502	$(67,396)
Total liabilities and stockholders' equity	$3,123,672	$80,279

The accompanying notes are an integral part of the unaudited financial statements.

2

CITADEL EFT, INC.

STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$111,684	$118,954	$313,655	$392,401
Operating expenses:
Selling, general and administrative	37,557	42,731	639,701	1,636,985
Total operating expenses	37,557	42,731	639,701	1,636,985
Operating income (loss)	74,127	76,223	(326,046)	(1,244,584)
Other income (expense):
Gain on settlement of liability	-	-	85,269	-
Realized gain (loss) on investment	(10,000)	-	9,000	-
Unrealized gain on investment	84,930	-	84,930	-
Total other income	74,930	-	179,199	-
Income (loss) before income taxes	149,057	76,223	(146,847)	(1,244,584)
Income tax (expense) benefit	-	-	-	-
Net (loss) income	$149,057	$76,223	$(146,847)	$1,244,584

Preferred dividend	97,000	-	235,000	100,000
Net (loss) income available to common shareholders	$52,057	$76,223	$(381,847)	$(1,344,584)
Net (loss) income per common share, basic and diluted	$0.01	$(0.00)	$(0.32)	$(0.01)
Weighted-average common shares outstanding, basic and diluted *	3,549,022	16,296	1,197,471	15,992

*In June 2013, Citadel approved a 1:12,000 reverse stock split and all amounts presented have been recast to show the impact of this reverse split.

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(146,847)	$(1,244,584)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	460,750	1,408,850
Gain on settlement of liability	(85,269)	-
Realized gain on sale of investment	(9,000)
Unrealized gain on investment	(84,930)	-
Changes in assets and liabilities:
Accounts receivable	2,428	(405)
Prepaid tax receivable	-	(6,302)
Accrued expenses, related party	-	-
Accounts payable and accrued liabilities	55,760	(16,000)
Income taxes payable	-	-
Net cash (used in) provided by operating activities	192,892	141,559

Cash flows from investing activities:
Purchase of investment	(1,570)	-
Sale of investment net of fees	10,000	-
Net cash provided by investing activities	8,430	-

Cash flows from financing activities:
Sale of series C and D convertible preferred stock	22,000	-
Dividends paid	(235,000)	(100,000)
Net cash used in by financing activities	(213,000)	(100,000)
Change in cash and equivalents	(11,678)	41,559
Cash and cash equivalents, beginning of period	42,871	54,332
Cash and cash equivalents, end of period	$31,193	$95,891
Schedule of noncash investing and financing activities:
Preferred stock issued for purchase of assets	$2,972,000	$-
Common stock issued for settlement of liabilities	65,000	-
Preferred stock issued for settlement of liabilities	67,500	-
Preferred stock payable for settlement of liabilities	11,296	-
Cancellation of preferred stock issued for settlement of liabilities	10,030	-

The accompanying notes are an integral part of the unaudited financial statements.

CITADEL EFT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

Citadel prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2013 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the periods ended September 30, 2012 filed in its annual report on Form 10-K.

Note 2: Investments

Citadel accounts for any investments in equity securities according to the requirements in ASC 320, “Investments – Debt and Equity Securities,” and follows the requirements of subsequent measurement in ASC 320-10-35.

During the nine months ended June 30, 2013, Citadel received a partial assignment of an original convertible note receivable held by a publicly traded company.  For $1,000, Citadel assumed $1,000 of a convertible note receivable.  During the quarter, Citadel converted the investment into 100,000,000 shares of freely trading common stock.  Citadel has classified these shares as trading securities at its original cost of $1,000, as its intention is to hold the investment for a short time.   At March 31, 2013, Citadel subsequently measured the shares at their fair market value of $20,000 based on the closing price on that date, and recognized an unrealized gain of $19,000 in the statement of operations.  On June 10, 2013, Citadel sold the 100,000,000 shares for $10,000 (net of fees of $1,865) and recorded a realized gain of $9,000.

During the nine months ended June 30, 2013, Citadel received a partial assignment of an original convertible note receivable held by another publicly traded company.  For $570 Citadel assumed $570 of a convertible note receivable.  During the quarter, Citadel converted the investment into 57,000,000 shares of freely trading common shares.  Citadel has classified these shares as trading securities at its original cost of $570 as its intention is to hold the investment for a short time.  At June 30, 2013, Citadel subsequently measured the shares at their fair market value of $85,500 based on the closing price on June 30 and recorded an unrealized gain of $84,930 in the statement of operations.

Note 3: Other Assets

In November 2012, Citadel purchased various sports memorabilia from Art to Go, Inc., a New York Corporation for 4,000,000 shares of Series C preferred stock and valued at $2,972,000.

Note 4:  Stockholders’ Equity

Preferred Stock

On November 7, 2012 Citadel amended the designation of Series C preferred stock to increase the number of shares from 30,000,000 to 70,000,000 shares.

In November 2012, Citadel issued 4,000,000 Series C Preferred Shares for the acquisition of sports memorabilia.

Additionally during the six months ended March 31, 2013, Citadel issued another 443,000 Series C Preferred shares to various consultants for services rendered and valued at $329,148.  Also, 13,500 Series C Preferred shares were issued to various consultants to settle liabilities of $61,875. A loss on settlement of liabilities of $8,625 was recorded. All of these shares were also valued based on the independent valuation method. In March 2013, Citadel cancelled 13,500 shares of Series C Preferred shares and as such recorded $10,030 as an offset to stock based compensation.

In January 2013, Citadel issued 1 Series B Preferred share to Mr. DeRoos for services rendered.  The share is to ensure future voting control only and thus is recorded at par value which is considered fair value.

On February 18, 2013, Citadel issued 8,000 shares of Series C Preferred shares to an investor for $20,000.

In March 2013, Citadel entered into a consulting agreement to issue 15,200 shares of Series C Preferred shares.  The obligation has been recorded as stock payable in the amount of $11,296.  The shares were issued prior to June 30, 2013.

In April 2013, the Company amended its articles of incorporation to authorize 1,000,000,000 common shares with $0.00001 par value and 250,000,000 preferred shares with $0.00001 par value.

In April 2013, the Company authorized Series E, F, and G Preferred stock. There are 2,000,000 Series E Preferred shares authorized. They are convertible into the number of common shares equal to the price of the Series E Preferred Stock divided by the par value of the common stock. Each Series E Preferred share has ten votes.

There are 2,000,000 Series F Preferred shares authorized. They are convertible into the number of common shares equal to the price of the Series F Preferred Stock divided by the par value of the common stock. Each Series F Preferred share has ten votes.  None are issued yet.

There are 2,000,000 Series G Preferred shares authorized. They are convertible into the number of shares of the Company’s common stock equal to the price of the Series G Preferred stock divided by the par value of the Common Stock. Each Series G Preferred share has ten votes.  None are issued yet.

During the nine months ending June 30, 2013, Citadel cancelled 40,000,000 of Series A Preferred stock previously issued to Mr. Gary DeRoos.  The company recorded a contribution to equity equal to the par value of the stock cancelled of $400.

During the nine months ending June 30, 2013, Citadel issued 639,379 shares of Series D Convertible preferred stock as a stock dividend to all of its existing common shareholders in contemplation of its reverse stock split.  Citadel recorded a reduction in additional paid in capital of $7, equal to the par value of the preferred shares.

During the nine months ending June 30, 2013, Citadel issued 20,000 shares of Series E Convertible preferred stock to Mr. DeRoos for the cancellation of 117,000,000 (pre-reverse split; 9,750 post reverse split) shares of common stock previously held by Mr. DeRoos. The company recorded this at par value.

During the nine months ending June 30, 2013, Citadel issued 800 shares of Series C preferred stock for $2,000.

Common Stock

During the nine months ended June 30, 2013, Citadel settled its remaining obligations with Mr. Radcliff for $0 and recorded $10,625 in gain on settlement of accrued liabilities which was the balance owed under the previous consulting arrangement.  During the nine months ended June 30, 2013, , Citadel entered into separate settlement agreement with various other  consultants of certain accrued obligations owed for no additional consideration and recorded a gain on settlement of accrued liabilities of $62,500

During the nine months ended June 30, 2013, Citadel issued 58,000,000 (pre-reverse split, 4,833 post-reverse split) common shares to settle liabilities due to various consultants for services.  Citadel settled liabilities of $65,000 and recorded a net gain on liabilities of $20,769.  The values are based on the closing prices ranging from $0.0013 to $0.0029 per share on the issuance dates.

During the nine months ending June 30, 2013, Citadel issued 14,000,000 (pre-reverse split; 1,167 post – reverse split) shares of common stock to a consultant for services rendered.  Citadel recorded the fair market value of the stock of $131,600, based on the closing price on March 20, 2013 of $0.0094, as stock based compensation.

During the nine months ending June 30, 2013, Citadel did a 1:12,000 reverse stock split of its common shares outstanding.

During the nine months ending June 30, 2013, Citadel issued 24,300,000 shares of common stock (post-reverse split) for the conversion of 1 share of Series C preferred stock and 243 shares of Series D preferred stock.

Dividends

During the nine months ended June 30, 2013 and 2012, Citadel declared and paid dividends totaling $235,000 and $100,000 on the shares of Series A Preferred Stock, respectively.  The CEO, Mr. Gary DeRoos, is the owner of all the outstanding Series A Preferred shares of the company.

Note 5: Related Party

The Company paid $9,100 to a related party for rent during the nine months ended June 30, 2013.

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

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Investment marketable securities 2013	$85,000	$85,000	$-	$-

Note 7: Subsequent Events

Subsequent to June 30, 2013, Citadel entered into a business development consulting agreement a third party relating to Citadel performing target acquisition business development services.  Fees receivable under the arrangement due 10 days from signing is $1,250 and 150,000 shares of the third party’s preferred stock.

On July 30, 2013, Citadel entered into a Forward acquisition agreement with a Dominican corporation.  According to the agreement, the corporation will become a wholly owned subsidiary of Citadel. The Dominican corporation owns a property on the island of the Dominican Republic.  Citadel acquired the interests in said property for 110,000 Series C Convertible Preferred Shares of Citadel.

Subsequent to June 30, 2012, Citadel issued 2,200,000 shares of common stock upon conversion of 22 Series D preferred shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical financial statements which are included in our Form 10-K for the fiscal year ended September 30, 2012 and our unaudited financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I. Item 1.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

	Three Months Ended June 30, 2013	Three Months Ended June30, 2012	Change	%
Revenues	$111,684	$118,,954	$(7,270)	6

Revenues decreased by $7,270, or 6 percent to $111,684 for the three months ended June 30, 2013 from $118,954 for the three months ended June 30, 2012.  The revenue rate decreased due to smaller transactions across the relative same number of merchants. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

Operating Expenses.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Change	%
Operating expenses	$37,557	$42,731	$5,174	12

Our operating expenses decreased from $42,731 for the three months ended June 30, 2012 to $37,557 for the three months ended June 30, 2013.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Revenues

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	Change	%
Revenues	$313,655	$392,401	$(78,746)	20

Revenues decreased by $78,746, or 20 percent to $313,655 for the nine months ended June 30, 2013 from $392.401 for the nine months ended June 30, 2012.  The revenue rate decreased due to smaller transactions across the relative same number of merchants. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit card associations (MasterCard and Visa) under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of.

Operating Expenses.

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	Change	%
Operating expenses	$639,701	$1,636,985	$(997,284)	61

Our operating expenses decreased from $1,636,985 for the nine months ended June 30, 2012 to $639,701 for the nine months ended June 30, 2013.  The primary reason for the decrease was $460,749 recorded as stock based compensation during 2013 and $1,408,000 of stock based compensation recorded during the nine months ended June 30, 2012.

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

Cash Flow from Operating Activities

During the nine months ended June 30, 2013, cash provided from operating activities was $192,892  as compared to cash flows used in operating activities during the same prior year period of $141,559.

Cash Flow from Investing Activities

During the six months ended March 31, 2013, Citadel assumed $1,000 of a convertible note receivable from a publicly traded company.  Citadel received 100,000,000 shares at a cost of $1,000.  Citadel intends to hold the stock for investment purposes.  As such, we recognized an unrealized gain on the market value of the stock held at March 31, 2013 of $19,000.  On June 10, 2013, Citadel sold the 100,000,000 shares for $10,000 (including fees of $1,865) and recorded a realized gain of $9,000.

During the three months ended June 30, 2013, Citadel received a partial assignment of an original convertible note receivable held by another publicly traded company.  For $570 Citadel assumed $570 of a convertible note receivable ..  During the quarter, Citadel converted the investment into 57,000,000 shares of freely trading common shares.  Citadel has classified these shares as trading securities at its original cost of $570 as its intention is to hold the investment for a short time.  At June 30, 2013, Citadel subsequently measured the shares at their fair market value of $85,500 based on the closing price on June 30 and recorded an unrealized gain of $84,930 in the statement of operations

Cash Flow from Financing Activities

During the first nine months of 2013 cash used in financing activities was $213,000 as compared to cash used in financing activity of $100,000 for the nine months ended June 30, 2012.  We sold shares of Preferred stock for $22,000 during the nine-months ended June 30, 2013.  Dividends of $235,000 and $100,000 during the nine months ended June 30, 2013 and 2012, respectively, were paid to our CEO and sole preferred shareholder.

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

We follow the requirements of ASC 605-45, “Revenue Recognition, Principal Agent Considerations,” in determining our revenue reporting. Generally, we report revenues at the time of sale on a net basis where we are not the primary obligor in the arrangement, have minimal latitude in establishing the price of the services, do not change the product and perform part of the service, do not have discretion in supplier selection, do not have latitude in determining the product and service specifications to meet our client’s needs and do not assume credit risk. This amount includes interchange paid to card issuing banks and assessments paid to credit card associations pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants

See Note 1, “Recent Accounting Pronouncements,” in the notes to unaudited financial statements for information regarding recently issued accounting standards.

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

Changes in Internal Control over Financial Reporting.    There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the Annual 10-K review process for the year ended September 30, 2012, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of September 30, 2012 and the deficiencies reported continue to be deficiencies as of June 30, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness.

As of June 30, 2013, we did not maintain effective controls over the control environment.  The Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert.  We did not maintain the following controls: sufficient policies and procedures over the administration of our accounting and fraud risk policies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting since there is only 1 employee. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, this control deficiency could result in another material weakness that could result in a material misstatement of the financial statements that would not be prevented or detected.

 PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Periodically, we are involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are currently not involved in any pending, material legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ending June 30, 2013, Citadel cancelled 40,000,000 of Series A Preferred stock previously issued to Mr. Gary DeRoos.  The company recorded a contribution to equity equal to the par value of the stock cancelled of $400.

During the three months ending June 30, 2013, Citadel issued 639,379 shares of Series D Convertible preferred stock as a stock dividend to all of its existing common shareholders in contemplation of its reverse stock split.  Citadel recorded a reduction in additional paid in capital of $7, equal to the par value of the preferred shares.

During the three months ending June 30, 2013, Citadel issued 20,000 shares of Series E Convertible preferred stock to Mr. DeRoos for the cancellation of 117,000,000 (pre-reverse split; 9,750 post reverse split) shares of common stock previously held by Mr. DeRoos. The company recorded this at par value.

During the three months ending June 30, 2013, Citadel issued 800 shares of Series C preferred stock for $2,000.

During the three months ending June 30, 2013, Citadel did a 1:12,000 reverse stock split of its common shares outstanding.

During the three months ending June 30, 2012, Citadel cancelled 117,000,000 (pre-reverse split; 9,750 post reverse split) common shares previously issued to Mr. Gary DeRoos.  Citadel recorded a reduction in additional paid in capital for $1,170 or the par value of the common shares. See note above in Preferred regarding Series E preferred shares issued to Mr. DeRoos.

During the three months ending June 30, 2013, Citadel issued 24,300,000 shares of common stock (post reverse split) for the conversion of 1 share of Series C preferred stock and 243 shares of Series D preferred stock.

During the six months ended March 31, 2013, Citadel issued another 443,000 Series C Preferred shares to various consultants for services rendered and valued at $329,149.  Also, 13,500 Series C Preferred shares were issued to various consultants to settle liabilities of $61,875. A loss on settlement of liabilities of $8,625 was recorded. All of these shares were also valued based on the independent valuation method.

In March 2013, Citadel cancelled 13,500 shares of Series C Preferred shares and as such recorded $10,030 as an offset to stock based compensation.

During the nine months ended June 30, 2013, Citadel issued 58,000,000 (pre-reverse split; 4,833 post reverse split) common shares to settle liabilities due to various consultants for services. Citadel settled liabilities of $65,000 and recorded a gain on liabilities of $20,769. The values are based on the closing prices ranging from $0.0013 to $0.0029 per share on the issuance dates. During the nine months ending June 30, 2013, Citadel issued 14,000,000 (pre-revese split; 1,167 post reverse split) shares of common stock to a consultant for services rendered. Citadel recorded the fair market value of the stock of $131,600, based on the closing price on March 20, 2013 of $0.0094, as stock based compensation.

During the nine months ended June 30, 2012, Citadel issued 24,300,000 shares of common stock (post-reverse split) for the conversion of 1 share to Series C preferred stock and 243 shares of Series D preferred stock .

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

CITADEL EFT, INC.
(Registrant)

Signature	Title	Date

/s/ GARY DEROOS	President, CEO and Director	August 14 , 2013
Gary DeRoos	(Principal Executive Officer)

/s/ GARY DEROOS	Chief Financial Officer	August 14, 2013
Gary DeRoos	(Principal Financial Officer)