Form 10-K
period 2013-11-30
Citadel EFT, Inc.
filed 2014-01-22
CIK 1473971

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTOPM 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to_______

COMMISSION FILE NO. 333-164882

CITADEL EFT, INC.

(Name of small business issuer in its charter)

NEVADA     80-0473573

(State or other jurisdiction of incorporation   (I.R.S. Employer

or organization)       Identification No.)

825 College Blvd

Suite 102

Oceanside, CA 92507

(Address principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

 (714) 730-8143

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    [X] Yes [  ] No

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files [X] Yes [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. [  ]

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer  [  ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registant's most recently completed second quarter: March 28, 2013; $1,254,950.00.

The number of shares outstanding of the Registrant’s Common Stock on January 17, 2013 was 42,883,913 shares of common stock, par value$0.00001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

__________________________________________________________________________

ii

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identified by our use of certain terminology, including “will,” “believes,” “may,” “expects,” “should,” “seeks,” “anticipates,” or “intends,” or by discussions of strategy or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our history of operating losses and uncertainty of future profitability; our lack of working capital and uncertainty regarding our ability to continue as a going concern; uncertainty of access to additional capital; risks inherent in mineral exploration; environmental liability claims and insurance; dependence on consultants and third parties as well as those factors discussed in the sections entitled “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated, or projected. Forward-looking statements in this document are not a prediction of future events or circumstances, and those future events or circumstances may not occur. Given these uncertainties, users of the information included herein, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not assume responsibility for the accuracy and completeness of these statements.

All references in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “CDFT,” and the “Company” refer to Citadel EFT, Inc.

AVAILABLE INFORMATION

Citadel EFT, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

PART 1

Item 1.

Business

BUSINESS DEVELOPMENT

We were incorporated under the laws of the state of Nevada as Citadel EFT, Inc., on September 1, 2009. Even though we were incorporated recently, prior to our incorporation, our predecessor company was organized as a sole proprietorship in 1989 and since 1989 has been conducting the same business operations we continue to do now.   We provide credit card terminals and merchant account services to retailers.  Revenues are generated by residual percentages earned from contracted merchants with which we are associated.

Our principal executive office is located at 825 College Blvd, Suite 102, Oceanside, CA 92507. This is our mailing address as well. Our telephone number is (714) 730-8143. Our website is http://www.citadelbankcard.com. Our Registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our fiscal year end is September 30.

RECENT DEVELOPMENTS

On October 24, 2012, the Company purchased a material asset consisting of artwork and sports memorabilia. The asset was independently appraised prior to the completion of the purchase by Sports and Entertainment Marketing Group (“SMEG”) of Florida at total value of $5,002,000. The Company obtained a second independent appraisal (the Doty Scott Enterprises report) which differed in its evaluation of the asset, and subsequently impaired the value of the purchase to $2,972,000.

3

The consideration for this purchase was through the issuance of restricted Preferred Series C stock. The Company filed a Form 8-K disclosure detailing the transaction on EDGAR on September 27, 2012. This report may be viewed on www.sec.gov under Citadel EFT, Inc. filings.

TRANSFER AGENT

Our transfer agent is Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701

CURRENT BUSINESS OPERATIONS

Our primary business is the processing of credit card payments (“Merchant Services”). Our revenues are principally derived from a pre-negotiated and contracted percentage rate for each sales transaction that our merchant-client completes by credit card or debit card swipe.  Merchant processing contracts are generally uniform as to terms and rates; however some contracts contain slight variations in rate and terms.

Employees

As of the date of this Annual Report, we have one full time employee.

Government Regulation

We do not offer access to credit or credit services, but rather merely transactional services. As such we are not subject to federal or state consumer credit protection regulations, nor other such regulations, except as they may be applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

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

Competition

Our industry is highly competitive and we compete with major financial institutions and other large merchant services organization as well as new entrants into the industry, which puts additional pressure on the Company’s price points (the contracted percentage rates) and our customer service to our merchant customers.  The market for our services has relatively low barriers to entry, and the larger competitors have sufficient market power to affect the price of services. This may lead to a further splintering of this market, which may lead to consolidations through mergers and acquisitions within this industry.

Major competitors within our market are North American Bankcard, United Bankcard, Bank of America, Card Services International and Merchant Warehouse.

We maintain an aggressive internet marketing program to attract new clients supported by personal service and a commitment to keeping our administrative costs at minimum to keep our price points competitive. However we are seeking possible acquisition and merger partners to diversify our business into to strengthen our core activities.

Item 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

We may need additional financing to expand our business plan.

Our business plan calls for substantial investment and cost in connection our plan to diversify our core business. While we believe we have sufficient funds to carry out our current plans, unforeseen expenses, an expansion operations could require additional operating capital. While we are working on an arrangement for additional financing and we can provide no assurance to investors that we will be able to find additional financing if required. Obtaining additional financing would be subject to a number of factors, including market prices, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unfavorable to us. The most likely source of future funds would be through the sale of additional equity capital and loans. Any sale of additional shares will result in dilution to existing stockholders while incurring additional debt will result in encumbrances on our property and future cash flows.

Because there is no assurance when we will generate revenues, we may deplete our cash reserves and not have sufficient outside sources of capital to ensure success of our expansion plans.

Marketing and sales campaigns may fail resulting in financial loss curtailing our ability to conduct on-going marketing programs to produce additional revenues.

The Company engages in an aggressive marketing and sales program through the use of outside marketing and telemarketing services, as well as targeted advertising in key markets both in media and internet marketing. There are no assurances that these programs will result in the expansion of client base which is not likely to produce growth.

By providing merchant services, we assume the risk of financial losses.

Independent sales organizations (ISO), also called merchant service providers, work with merchants to open and manage a credit-card processing account. As an ISO we are responsible for the account and assume, at minimum, some liability, including but not limited to fraud, insolvency of the merchant, chargebacks, and consumer complaints.

Our planned operations involve expansion and development of other lines of business, and there is no guarantee that any such activity will result in commercial success.

In order to hedge against the effects of stringent competition, the Company plans to expand its core business activities by merger or acquisition, there is no guarantee that we will be successful in acquiring other ISO’s, or in the event of expansion into new lines of business that any of such ventures will be commercially profitable.

Competition for new business lines may prevent us from acquiring such additional interests.

Significant and increasing competition exists for merger and acquisition of ISO’s throughout the world. Some of the competitors are large, more established companies with substantial capabilities and greater financial resources, operational experience and technical capabilities than us. As a result of the competition, we may be unable to acquire smaller ISO’s or to exploit additional attractive partners on terms we consider acceptable. Increased competition could adversely affect our ability to attract necessary capital funding or acquire any interest in additional operations that would in commercial success.

We have a history of operating losses and there can be no assurance we will be profitable in the future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities to meet our cash requirements. We have incurred losses totaling $41,354,990 from September 1, 2009 (inception) to September 30, 2013. During the year ended September 30, 2013, we incurred losses of $15,022,326, including a net operating loss of $266,261 and a non-operating expense of $14,756,065 primarily due to the unwinding of an asset acquisition which was not consummated. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire merger partners are more than we currently anticipate; or (ii) we encounter greater costs associated with general and administrative expenses or offering costs.

We are dependent on current management in the event of resignation, disability or incapacitation we may not be able to carry out our business plan.

Management consists of Gary DeRoos, who is the sole officer of the Company. Mr. DeRoos is an at-will employee who may resign at any time and since there are no employment contracts, he is free to accept employment with our competitors without limitation.

Nevada law and our articles of incorporation may protect our directors from certain types of lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors, including gross negligence and will full misconduct. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

RISKS RELATED TO OUR COMMON STOCK

Sales of a substantial number of shares of our common stock into the public market by certain dtockholders may tesult in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 42,883,913 shares of common stock issued and outstanding.

As of the date of this Annual Report, there are 42,883,913 outstanding shares of our common stock, which 659,922 are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. 6

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

The trading price of our common stock on the OTCQB will fluctuate significantly and stockholders may have difficulty reselling their shares.

As of the date of this Annual Report, our common stock trades on the OTCQB There is a volatility associated with OTCQB securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from operations or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends; and (ix) commodity price fluctuation.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional issuance of equity securities may result in dilution to our existing stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 1,100,000,000 shares of common stock and 250,000,000 shares of preferred stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly.

Reverse Stock Split

On May 23 2013, the Board of Directors , pursuant to unanimous written consent resolutions authorized and approved a reverse stock split of one for every twelve thousand (1:12,000) of our total issued and outstanding shares of common stock (the “Reverse Stock Split”). On May 23, 2013, a shareholder holding a Series B Preferred share exercised his super voting rights pursuant to said Preferred Stock thereby voting the aggregate majority of the total issued and outstanding shares of common stock of the Corporation pursuant to written consent resolutions authorized and approved the Reverse Stock Split. The Reverse Stock Split was effectuated based on market conditions and upon a determination by the Corporation’s Board of Directors that the Reverse Stock Split was in our best interests and those of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Reverse Stock Split, including: (i) current trading price of the Corporation’s shares of common stock on the OTC Bulletin Board and potential to increase the marketability and liquidity of the Corporation’s common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; and (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets;

The Reverse Stock Split was effectuated on June14, 2013 following the filing of the appropriate documentation with FINRA. The Reverse Stock Split decreased our total issued and outstanding shares of common stock from 178,324,960 to 14,860 shares of common stock. The par value of the common stock remained unchanged: $0.00001.

The trading price for our common shares is volatile.

Securities of micro- and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Our share price is also likely to be significantly affected by short-term changes in economic growth or results of operations as reflected in its quarterly earnings reports. Other factors unrelated to our performance that may have an effect on the price of its common shares include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; the lessening in trading volume and general market interest in our securities may affect an investor's ability to trade significant numbers of common shares; the size of our public float may limit the ability of some institutions to invest in our securities; and a substantial decline in the price of its common shares that persists for a significant period of time could cause our securities to be delisted from the OTCQB, further reducing market liquidity. As a result of any of these factors, the market price of our common shares at any given point in time may not accurately reflect our long-term value.

Item 1B. UNRESOLVED STAFF COMENTS

None as of this report.

Item 2. PROPERTY

Our principal office space is located at 325 College Blvd, Suite 102, Oceanside, California, 92057. The office space is for corporate identification, mailing, and courier purposes only and is provided to us at no cost. The office and services related thereto may be cancelled at any time.

Item 3.  LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4.  MINE SAFETY DISCLOSURES

None

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTCQB under the symbol “CDFT:QB.” The market for our common stock is limited, and can be volatile. The following table sets forth the high and low prices relating to our common stock on a quarterly basis for the periods indicated as quoted on the OTCQB. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Fiscal Year
2012		High	Low
Fourth Quarter	07-01-12 to 9-30-12	$540.00	$204.00
Third Quarter	04-01-12 to 06-30-12	$1,500.00	$300.00
Second Quarter	01-01-12 to 03-31-12	$3,240.00	$241.00
Frist Quarter	12-31-11 to 02-28-12	$2,280.00	$240 .00

Fiscal Year
2013		High	Low
Fourth Quarter	07-01-13 to 9-30-13	$10.50	$2.40
Third Quarter	04-01-13 to 06-30-13	$142.80	$2.40
Second Quarter	01-01-13 to 03-31-13	$277.20	$18.00
First Quarter	12-31-12 to 02-28-13	$240 .00	$15.60

As of September 30, 2013, we had 342 shareholders of record of our common stock, including shares held by brokerage clearing- houses, depositories, or otherwise in unregistered form.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. The Board of Directors has declared a cash dividend on our Series “A” Preferred Stock. For the year ended it paid $325,000 in cash dividends on this class of stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have an equity compensation plan.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended September 30, 2013, we issued:

- 7,431,000 shares of our common stock in the acquisition of an asset, which has since been repudiated;

- 6,000 common shares were issued for services;

- 28,400,000 common shares were issued to retire preferred stock;

- 4,446,998 Series C Preferred Stock for the purchase of an art and memorabilia collection, which includes cost of consultants to purchase the collection;

- 8,800 Series C Preferred Stock for cash; and

- 20,000 Series E Preferred shares for services

Each issuance described above was done to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION RESULTS OF OPERATION

12 Month Period Ended September 30, 2013 Compared to 12 Month Period Ended September 30, 2012

Our net loss of $15,022,326 for the 12 month period ended September 30, 2013, including a loss from operations of $266,261 compared to net loss of $1,894,240 during the twelve month period ended September 30, 2013, of which all was an operating loss. During the twelve months periods ended September 30, 2013 and 2012, we generated $ 419,414 net revenues from continuing operations as compared to $493,442, a reduction of 15% primarily due to a continued soft economy.

During the twelve month period ended September 30, 2013, we incurred operating expenses of $ 685,674 compared to $2,387,642 incurred during the twelve month period ended September 30, 2012, a decrease of $1,701,968, These expenses incurred during the twelve month period ended September 30, 2013 primarily consisted of the following: $598,091 in fees for professional service, including but limited to, attorneys’ fees; fees associated with transfer agent activity and accounting and consulting services. The balance of our operating expenses $87,583 were for general and administrative charges. The reduction in operating expense as compared to year ended September 30, 2012 came principally from the reduction in the use of consultants $525,302 for year ending September 30, 2013 as compared to $2,054,850 at year end 2012.

Additional income was incurred during the twelve month period ended September 30, 2013 of $ 106,499, as compared to none in year ended September 30, 2012. Other income during the twelve month period ended September 30, 2013 consisted of: (i) gain on extinguishment of debt $85,269, (ii) gain of $21,230 on the sale of tradable stock held in other corporations.

The Company incurred a non-operating expense of $14,862,564. This expense represents the value of 7, 431,000 shares of common stock issued to the holder of certain 1934 US Gold Treasury Bonds. After issuing the shares in consideration of the purchase, the Company and the Seller of the bonds were unable to determine a method of monetization for the asset and the purchase was unwound. The Company is in the process of securing the return of the shares as both parties have agreed to the nullification of the transaction. The value of the shares has been expensed, pending their recovery.

Therefore, this resulted in a net loss applicable to common shares during the twelve month period ended September 30, 2013 of $15,022,326, ($1.57) per weighted average share) compared to a net loss applicable to common shares during the twelve month period ended September 30, 2012 of $1,894,240,  ($ 117.00) per weighted average share post reverse split.

LIQUIDITY AND CAPITAL RESOURCES

Twelve Month Period Ended September 30, 2013

As of September 30, 2013, our current assets were $53,709. Our current liabilities were $2,093, which resulted in a working capital of $51,616.

Stockholders’ equity (deficit) decreased from $(67,396) for fiscal year ended September 30, 2012 to $(3,023,616) for the period ended September 30, 2013.

Cash Flows from Operating Activities

For the twelve month period ended September 30, 2013, net cash flows provided by operating activities was $249,008.

Cash Flows from Investing Activities

For the twelve month period ended September 30, 2013, net cash provided by investing activities was $21,230

Cash Flows from Financing Activities

Cash used in financing activities for the period was $303,000.

Plan of Operation and Funding

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $266,261 for the twelve month period ended September 30, 2013, a total shareholders’ deficit of $3,023,616 and total current assets in excess of current liabilities of $51,616 as of September 30, 2013

Management expects that domestic economic conditions will improve throughout 2014.

While we have been able to manage our working capital needs with cash and stock, additional financing is required in order to meet our current and projected cash flow requirements from operations. We cannot predict whether this new financing will be in the form of equity or debt. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments.

Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and any downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Off- Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK>

Not applicable.

PART II

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules are included herewith commencing on page F-1-F-12 at the end of this document.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 16, 2013, the Company engaged Keeton CPA to replace its prior independent accountant, Malone Bailey, LLP as a disagreement arose between the auditors and management. The disagreement was disclosed in Form 8K and subsequently accepted without further comment on an 8K/A  filed on November 6, 2013 It is summarized below:

We engaged Paul Marquez and Daniel Jordan of nationalbizval.com ("Nationalbizval") to evaluate a certain asset of the Company, consisting of five United States Treasury Bonds backed by the full faith and credit of the United States government (the "US T-Bonds"). Nationalbizval provided us with a 99 page final report of their findings dated September 1, 2013 (the "Valuation Report"). Malone Bailey subsequently disagreed with the value assessed by Nationalbizval of the US T-Bonds contained in the Valuation Report. The Company's Board of Directors has discussed the subject matter of this disagreement with Malone Bailey which, as was unresolved.

On September 20, 2013, we engaged new internal accountants, which fully impaired the bonds relying on ASC 825-10 since they could not obtain a verifiable price that would be paid to redeem the five 1934 Morgenthau Gold Treasury Bonds. In October, the purchase was retroactively nullified by the parties and their valuation is no longer a matter of disagreement.

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

Management’s Report on Internal Control over Financial Reporting.

Management is responsible for the fair presentation of the financial statements of Citadel EFT.  Management is also responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of September 30, 2013.

Material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness.

As of September 30, 2013, we did not maintain effective controls over the control environment.  The Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert.  We did not maintain the following controls: sufficient policies and procedures over the administration of our accounting and fraud risk policies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting since there is only 1 employee. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, this control deficiency could result in another material weakness that could result in a material misstatement of the financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning with September 20, 2013, the Company engaged Executive Support and Services Group, Corp (“ESSG”) to perform the day to day accounting of the Company.  As part of the engagement ESSG is tasked to assist the Company in strengthening its internal accounting procedures consistent with generally accepted accounting principles, and to assist the firm in completing it financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company

Gary DeRoos	52	President, Chief Executive Officer and Treasurer/Chief Financial Officer and a Director

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Gary DeRoos, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer and Director. Mr. DeRoos has been our President, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer, Principal Accounting Officer and a member of the Board of Directors since its inception, first as a its sole proprietor beginning in 1989 and continuing as its principle executive officer since incorporating in 2009.

AUDIT COMMITTEE AND CHARTER

We do not have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. Our director is not deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention, and treatment of complaints regarding accounting, internal controls, and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. .

CODE OF ETHICS

We have not adopted a corporate code of ethics.

DISCLOSURE COMMITTEE AND CHARTER

We have disclosure committee. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

COMMITTEES OF THE BOARD OF DIRECTORS

As of the date of this Annual Report, we have not established a compensation committee nor a nominating committee. We intend within the next fiscal quarter to establish such committees and adopt and authorize certain corporate governance policies and documentation.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2013.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation earned in the fiscal years ended September 30, 2013 and 2012 by our Chief Executive Officer and Secretary.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)		Stock Awards ($) (3)	Option Awards ($)	All Other Compensation ($) (2)	Total

Gary DeRoos	2013	$17,730	$		$	$	$332,341	$350,071
President, Chief Executive Officer , Chief Financial Officer and Director	2012	$11,000		$118,699	$	$	$172,639	$302,338

    (1) The amount in the “Bonus” column for 2013 and 2012 was paid at the sole discretion of the board of directors.

    (2)The amounts in the “All Other Compensation” column for 2013 and 2012 respectively were attributed to the following:

Dividends on preferred Series A of $325,000 and $160,000 for 2013 and 2012, respectively; a vehicle allowance of $ 0 in 2013 and 2012,respectively; and healthcare expenses paid by the company on Mr. DeRoos’ behalf in the amount of $7,341 and $10,895 in 2013 and 2012, respectively.

Outstanding Equity Awards at September 30, 2013

There are no outstanding equity awards at September 30, 2013.

 Compensation of Directors

Each of our directors who also serve as our executive officers do not receive any additional compensation for their performance of services as directors.  We may agree to provide compensation to these directors in the future.

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we do not have any contractual relationships with our executive officers and directors.

INDEMNIFICATION

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 42,883,913 shares of common stock outstanding.

The following table sets forth certain information, as of September 30, 2013, concerning the beneficial ownership of shares of Common Stock of Citadel EFT, Inc. by (i) each person known by us to beneficially own more than 5 percent of the  outstanding shares of our common stock; (ii) each Direor; (iii) our “Named Executive Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Citadel as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law. In addition, all persons named below can be reached at Citadel EFT, Inc. at 825 College Blvd., Suite 102, Oceanside, CA 92507.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Gary DeRoos	1,203,637	3.2%
All directors and officers as a group (1 person)	1,203,637	3.2%

* - Less than 1%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 35,856,413 shares of common stock outstanding as of September 30, 2013.

(2)

In addition, Mr. DeRoos owns:

11,000,000 of Series A Preferred Stock which is convertible into common shares on a one-to-one ratio,

        20,000 of Series E Preferred Stock which is convertible into common shares on a one-to-one ratio, and

      120,000 of Series D Preferred Stock which is convertible into common shares on a one-to-one ratio.

Additionally Mr. DeRoss owns 1 share of Series B Preferred Stock which has no rights of conversion but has super voting rights equal to two (2) times the total votes of the aggregate voting power of all classes of stock.

These amounts are excluded from the calculation above.

Disclosure regarding our equity compensation plans as required by this item is incorporated by reference to the information set forth under Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 42,883,913 shares issued and outstanding.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended September 30, 2013.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2013*

$28,885

2012

$15,200

* Keeton CPA recently engaged in 2013, to date we have noted $5,000 as being pre-paid.

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was:

 Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We currently do not have a designated Audit Committee, and accordingly, our Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Item 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL Instance Document

101.SCH XBRL Schema Document

101.CAL XBRL Calculation Linkbase Document

101.LAB XBRL Label Linkbase Document

101.PRE XBRL Presentation Linkbase Document

101.DEF XBRL Definition Linkbase Document

Citadel EFT, Inc.

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EFT, INC

Dated: January 22, 2014	By:	/s/ Gary De Roos
Gary De Roos, President/Chief
Executive Officer

Dated: January 22, 2014	By:	/s/ Gary De Roos
Gary De Roos, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 22, 2014	By:	/s/ Gary De Roos
Director

Citadel EFT, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Citadel EFT, Inc.

Oceanside, California

To the Board of Directors and Stockholders of Citadel EFT, Inc. (“Citadel”):

We have audited the accompanying balance sheet of Citadel EFT, Inc. (“Citadel”), as of September 30, 2013, and the related statement of operations, stockholders’ deficit, and cash flow for the year ended September 30, 2013.  Citadel EFT, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Citadel EFT, Inc., for the year ended September 30, 2012 was audited by other auditors whose report dated December 15, 2012 expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citadel EFT, Inc. (“Citadel”) , as of September 30, 2013, and the results of its operations and its cash flows for the year ended September 30, 2013, in conformity with generally accepted accounting principles in the United States of America.

/s/ Keeton CPA

Keeton CPA

Henderson, NV

January 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Citadel EFT, Inc.

Oceanside, California

We have audited the accompanying balance sheets of Citadel EFT, Inc. (“Citadel”) as of September 30, 2012, and the related income statements, statements of stockholders' equity, and statement of cash flows for the year then ended. These financial statements are the responsibility of Citadel’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Citadel is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Citadel’s internal control over financial reporting.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citadel EFT, Inc. as of September 30, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

December 15, 2012

CITADEL EFT, INC.

BALANCE SHEETS

	For the year ended 30-Sept-13	For the year ended 30-Sept-12
ASSETS
Current assets
Cash	$ 10,109	$ 42,871
Accounts receivables	35,398	34,205
Pre-paid accounting expense	5,000
Other receivables	3,202	3,203
Total current assets	53,709	80,279

OTHER ASSETS
Memorabilia	2,972,000	-
Total other assets	2,972,000	-

Total assets	$ 3,025,709	$ 80,279

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 2,093	$ 147,675
Total current liabilities	2,093	147,675

SHAREHOLDERS' (DEFICIT) EQUITY
Preferred "A" shares, at par value $0.00001; 100,000,000 authorized; 11,000,000 and 51,000,000 issued and outstanding at September 30, 2013 and 2012; respectively.	110	510
Preferred "B" shares, at par value $0.00001; 10 authorized; 1 and 0 issued and outstanding at September 30, 2013 and 2012; respectively.		-
Preferred "C" shares, at par value $0.00001; 70,000,000 authorized; 4,466,998 and 0 issued and outstanding at September 30, 2013 and 2012; respectively.	44	-
Preferred "D" shares, at par value $0.00001; 18,000,000authorized; 639,100 and 0 issued and outstanding at September 30, 2013 and 2012; respectively.	6	-
Preferred "E" shares, at par value $0.00001; 2,000,000 authorized; 20,000 and 0 issued and outstanding at September 30, 2013 and 2012; respectively.	1	-
Preferred "F" shares, at par value $0.00001; 2,000,000 authorized; 0 and 0 issued and outstanding at September 30, 2013 and 2012; respectively.	-	-
Preferred "G" shares, at par value $0.00001; 2,000,000 authorized; 0 and 0 issued and outstanding at September 30, 2013 and 2012; respectively.	-	-
Common shares, at par value $0.00001;1,100,000,000 authorized;35,856,413 and18,610 issued and outstanding at September 30, 2013 and 2012; respectively.	358	1
Additional paid-in capital	44,378,087	26,264,757
Accumulated deficit	(41,354,990)	(26,332,664)
Total shareholders' (deficit) equity	$ 3,023,616	$ (67,396)
Total liabilities and shareholders (deficit) equity	$ 3,025,709	$ 80,279

The accompanying notes are an integral part of the financial statements.

CITADEL EFT, INC.

STATEMENTS OF OPERATIONS

	For the year ended 30-Sept-13	For the year ended 30-Sept-12
REVENUES
Gross revenues	$ 429,817	$ 521,370
Cost of goods sold	10,404	27,928
Gross income	419,413	493,442

OPERATING EXPENSES
General and administrative	685,674	2,387,682
Total operating expenses	685,674	2,387,682

OPERATING LOSS	(266,221)	(1,894,238)

OTHER INCOME AND EXPENSES
Gain on settlement of debt	85,269	-
Realized gain on sale of investment	21,230	-
Loss on nullified bond purchase	(14,862,564)	-
Total other income and expenses	(14,756,065)	-

Net (loss)	$(15,022,326)	$ (1,894,240)

Net loss per common share- basic and diluted	$ (1.57)	$ (117.00)
Weighted average common stock-basic and diluted	9,538,469	16,099

The accompanying notes are an integral part of the financial statements.

CITADEL EFT, INC.

STATEMENT OF CHANGE IN EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
Balance, September 30, 2010	-	$-	1,101	$ -	$60,686	$18,282	$79,100

Stock issued for services	-	-	14,259	-	17,063,888	-	17,065,600

Preferred Shares issued for services	51,000,000	510	-	-	7,394,490	-	7,395,000

Net loss	-	-	-	-	-	(24,456,706)	(24,456,706)
Balance, September 30, 2011	51,000,000	$ 510	15,360	$ -	$24,519,064	$(24,438,424)	$82,994
Stock issued for services	-	-	3,250	1	1,903,459	-	1,903,850

Dividends	-	-	-	-	(160,000)	-	(160,000)

Net Loss	-	-	-	-	-	(1,894,240)	(1,894,240)

Balance, September 30, 2012	51,000,000	$ 510	18,6200	$ 1	$26,262,523	$(26,332,664)	$(67,396)

Stock issued for Cash	8.800	-	-	-	22,000	-	22,000
Preferred stock issued for asset acquisition	4,000,000	40	-	-	2,972,000	-	2,972,000
Common stock issued for nullified bond purchase	-	-	7,431,282	74	14,862,490	-	14,862,564
Preferred stock issued for services	478,201	5	-	-	340,400	-	340,405
Common stock issued for services	-	-	6,000	-	241,329	-	241,329
Cancellation of Preferred Shares	(40,000,000)	(400)	-	-	400	-	-
Cancellation of common shares	-	-	(9,750)	-	-	-	-
Shares issued pursant to conversion rights	(279)	-	28,410,271	283	(283)	-	-
Dividends Paid	639,379	6	-	-	(325,006)	-	(325,006)
Net Loss	-	-	-	-	-	(15,022,326)	(15,022.326)
Balance 30-Sept-13	16,126,101	$161	35,856,413	$358	$44,378,087	$(41,354,990)	$(3,023,616)

                       The accompanying notes are an integral part of the financial statements.

CITADEL EFT, INC

STATEMENTS OF CASH FLOWS

	For the year ended 30-Sept-13	For the year ended 30-Sept-12

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$ (15,022,326)	$ (1,894,240)
Adjustments to reconcile net loss to net cash provided by operations:
Share based compensation	-	1,903,850
Shares issued for services	484,498
Shares issued for nullified Gold Bond purchase	14,862,564
Gain on debt extinguishment	(85,269)
Realized gain on stock held for sale	(21,230)
Decrease (increase) in current assets:
Accounts receivables	(1,193)	4,244
Pre-paid expenses	(5,000)	4,510
Increase (decrease) in current liabilities
Accounts payable and accrued liabilities	36,964	130,175
Net cash provided by operations	249,008	148,539

CASH PROVIDED BY INVESTING ACTIVITIES
Cash paid for stock held for sale	(1,570)	-
Proceeds from stock held for sale	22,800	-
Net cash provided by investing activities	21,230	-

CASH USED IN FINANING ACTIVITIES
Proceeds from issuance of common stock	22,000	-
Payment of dividends	(325,000)	(160,000)
Net cash used in financing activities	(303,000)	(160,000)

Net change in cash	(32,762)	(11,461)
Cash at beginning of period	42,871	54,332
Cash at end of period	$ 10,109	$ 42,871

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$ -	$ -
Cash paid for income tax	$ -	$ -
NON-CASH FINANCING & INVESTING ACTIVITIES
Preferred stock issued for purchase of memorabilia	$ 2,972,000	$ -
Common stock issued to settle liabilities	$ 85,979	$ -

;The accompanying notes are an integral part of the financial statements.

CITADEL EFT, INC.

Notes to Financial Statements

For fiscal years ended September 30, 2013 and 2012

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Citadel EFT Inc., was incorporated in the state of Nevada on September 2009. Prior to its formation as a corporation, Citadel was a sole proprietorship which was formed in 1989 engaged in the offering of credit card transaction processing and merchant services to business in North America. Citadel continues to provide these services to the retail and service business sectors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash

Cash and consists principally of currency on hand, and demand deposits at commercial banks. The Company had $10,109 and $42,871 in cash as of September 30, 2013 and, 2012, respectively.

Revenue Recognition

The Company follows the guidance of Accounting Standards Codification (“ASC”) Topic 605, formerly, Staff Accounting Bulletin (“SAB”) 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Revenues from services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs.

Citadel derives its revenues from the electronic processing of credit and debit cards. Revenues are reported net of amounts paid to sponsor banks, as well as interchange and assessments paid to credit and debit card associations under revenue sharing agreements.

Accounts receivable are primarily comprised of amounts due from our clearing and settlement banks from revenues earned, net of related interchange and bank processing fees, on transactions processed during the month ending on the balance sheet date. Such balances are typically received from clearing and settlement banks within 30 days following the end of each month. Bad debt expense is recognized based on management’s estimate of likely losses per year, based on the nature of the revenues and subsequent month receipt. As of September 30, 2013 and 2012, respectively, no allowance for doubtful accounts was deemed necessary.

Net Income or (Loss) Per Share of Common Stock

Basic and diluted loss per common share is based upon the weighted average number of common shares outstanding during the period computed under the provisions of Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Diluted income (loss) per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the year ended September 30, 2013, the Company had 16,100,000 in three series of preferred convertible shares outstanding which are convertible into common shares which are dilutive securities if considered on an “as if converted” method.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on Companies consolidated financial statements.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the condensed financial statements if such positions are more likely than not of being sustained.

In accordance with ASC 740-10, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Advertising Costs

Citadel expenses advertising when incurred. For the years ended September 30, 2013 and 2012, Citadel incurred advertising expenses of approximately $564 and $73,090; respectively.

Fair Value of Instruments

ASC 825-10, Financial Instruments requires disclosure of the fair value of certain financial instruments. The carrying value of cash, and accounts payable and accrued liabilities, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The company follows ASC 820-10, Fair Value Measurements and Disclosures and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value

NOTE 3 - PROVISION FOR INCOME TAXES

The Company files income tax returns in the United States federal jurisdiction and certain state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities on tax returns filed before September 30, 2005. The Company will file its U.S. federal return for the year ended September 30, 2013, and 2012. The federal and state filing payments have not been made for 2013, and 2012, respectively. The U.S. federal returns are considered open tax years for years 2007 - 2013. There are currently no corporate tax filings under examination by IRS tax authorities.

We did not provide any current or deferred U.S. Federal Income Tax provision or benefit for any of the periods presented because we have experienced operating losses since our date of incorporation. Accounting for the Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit. We provided full valuation allowance on the net deferred asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to income tax recorded as September 30, 2013 and 2012 is as follows:

	30-Sep	30-Sep
	2013	2012
Loss per financial statements	$ (15,022,326)	$ (1,894,240)
Stock based comp	-	-
Total taxable net operating loss carryforward	$ (15,022,326)	$ (1,894,240)
Deferred at 35% period end	$ 5,257,800	$ 663,000
Deferred asset prior period	7,286,200	6,623,200
Deferred cumulative	12,544,000	7,286,200
Less: 100% Allowance	(12,544,000)	(7,286,200)
Total deferred tax asset	$ -	$ -

NOTE 4- RELATED PARTY TRANSACTIONS

There are no related party transactions for the years ended September 30, 2013 and 2012.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Reverse Stock Split

On May 23, 2013, the Company’s Board of Directors , pursuant to unanimous written consent resolutions , authorized and approved a reverse stock split of one for every twelve thousand (1:12,000) of our total issued and outstanding shares of common stock which became effective on June 14, 2013. All references in the accompanying financial statements and notes thereto have been retroactively restated to reflect the above change in the ordinary share structure.

Preferred Stock

The Company is authorized to issue 250,000,000 shares of Preferred stock, par value of $ 0.00001 per share.

Series A Convertible Redeemable Stock

In September 2009, Citadel issued 51,000,000 shares of Series “A” Preferred Stock to its sole officer, Gary DeRoos for services rendered. The Company recorded compensation expense at the fair market value of $7,395,000 which was equal to its common stock conversion price of $ 0.145 on the date of issuance. Each Series “A” Convertible Preferred Stock shall be converted at any time by the holder into one common share. Any amount of accrued and unpaid dividends in convertible into common shares at its trading price on the OTC Market. The holders of the Series “A” Convertible Preferred Stock will have enhanced voting rights of two (2) hundred voting rights for each share of Series A Convertible Preferred Stock held of record.  The Company may redeem the Series “A” Convertible Preferred Stock at $0.00001 per share.

As of September 30, 2013, there remain 11,000, 000 shares of Series “A” Preferred Stock issued and outstanding to Mr. DeRoos.

Series B Preferred Stock

On September 26, 2012, Citadel amended its articles of incorporation to approve the designation of 10 shares of the authorized Preferred Stock, as Series B Preferred Stock with a par value of $0.00001. The Series B Preferred Stock does not have rights of conversion, but has super voting rights equal to two (2) times the sum of (i) the total number of shares of common stock which are issued and outstanding at the time of any election or vote by the shareholders plus (ii) the number of preferred stock which have voting rights then issued and outstanding.

As of September 30, 2013, there was 1 Series B Preferred Share issued and outstanding.

Series C Preferred Stock

On September 26, 2012, Citadel amended its articles of incorporation to approve the designation of 30,000,000 shares of Series C Preferred Stock, at par value $0.00001.  The Series C Preferred Stock has liquidation rights on any liquidation, distribution or winding-up of the Company, whether voluntary or involuntary, and shall be paid out of the assets of the corporation at a rate equal to $1.00 per share, or, in the event of an aggregate subscription by a single subscriber for Series C Preferred Stock in an amount in excess of $100,000 at a rate of $0.997, plus any declared but unpaid dividends.  The Series C Preferred is convertible at any time, but not before six months or twelve months depending on the timeliness of certain public filings by the Company with the Securities and Exchange Commission (SEC), into the number of shares of common stock equal to the price of the Series C Preferred Stock divided by the par value of the common stock. The Series Preferred Stock has voting rights equal to ten (10) votes per share for any election or any other matter placed before the shareholders requiring a vote.

On November 7, 2012, the Company amended its articles of incorporation to increase the approved designation of the Series C Preferred Stock to 70,000,000 shares. No changes were made to the preferences noted above.

On September 30, 2013, there were 4,446,998 Series C Preferred Stock shares issued and outstanding. The shares were issued as consideration for the purchase of artwork and sports memorabilia, and 8,800 shares issued for cash.

Series D Preferred Stock

On September 26, 2012, Citadel amended its articles of incorporation to approve the designation of 18,000,000 shares of its authorized shares as Series D Preferred Convertible Stock with a par value of $0.00001. The Series D Stock has liquidation rights on any liquidation, distribution or winding-up of the Company, whether voluntary or involuntary, and shall be paid out of the assets of the corporation at a rate equal to $1.00 per share, or, in the event of an aggregate subscription by a single subscriber for Series D Preferred Stock in an amount in excess of $100,000 at a rate of $0.997, plus any declared but unpaid dividends. The Series D Preferred is convertible at any time, but not before six months or twelve months depending on the timeliness of certain public filings by the Company with the Securities and Exchange Commission (SEC), into the number of shares of common stock equal to the price of the Series D Preferred Stock divided by the par value of the common stock. The Series Preferred Stock has voting rights equal to ten (10) votes per share for any election or any other matter placed before the shareholders requiring a vote.

As of September 30, 2013, there were 639,100 Series D Preferred shares issued and outstanding.

Series E Preferred Convertible Stock

On November 7, 2012 Citadel amended its articles of incorporation to approve the designation of 2,000,000 shares of its authorized shares as Series E Preferred Convertible Stock.  The Series E Stock has liquidation rights on any liquidation, distribution or winding-up of the Company, whether voluntary or involuntary, and shall be paid out of the assets of the corporation at a rate equal to $1.00 per share, or, in the event of an aggregate subscription by a single subscriber for Series E Preferred Stock in an amount in excess of $100,000 at a rate of $0.997, plus any declared but unpaid dividends. The Series E Preferred is convertible at any time, but not before six months or twelve months depending on the timeliness of certain public filings by the Company with the Securities and Exchange Commission (SEC), into the number of shares of common stock equal to the price of the Series E Preferred Stock divided by the par value of the common stock. The Series Preferred Stock has voting rights equal to ten (10) votes per share for any election or any other matter placed before the shareholders requiring a vote.

As of September 30, 2013, there were 20,000 Series E shares issued and outstanding.

Series F Preferred Convertible Stock

On November 7, 2012 Citadel amended its articles of incorporation to approve the designation of 2,000,000 shares of its authorized shares as Series F Preferred Convertible Stock.  The Series F Stock has liquidation rights on any liquidation, distribution or winding-up of the Company, whether voluntary or involuntary, and shall be paid out of the assets of the corporation at a rate equal to $1.00 per share, or, in the event of an aggregate subscription by a single subscriber for Series F Preferred Stock in an amount in excess of $100,000 at a rate of $0.997, plus any declared but unpaid dividends. The Series F Preferred is convertible at any time, but not before six months or twelve months depending on the timeliness of certain public filings by the Company with the Securities and Exchange Commission (SEC), into the number of shares of common stock equal to the price of the Series F Preferred Stock divided by the par value of the common stock. The Series Preferred Stock has voting rights equal to ten (10) votes per share for any election or any other matter placed before the shareholders requiring a vote.

As of September 30, 2013, there were no Series Preferred F Convertible Shares issued and outstanding.

Series G Preferred Convertible Stock

On November 7, 2012 Citadel amended its articles of incorporation to approve the designation of 2,000,000 shares of its authorized shares as Series G Preferred Convertible Stock.  The Series G Stock has liquidation rights on any liquidation, distribution or winding-up of the Company, whether voluntary or involuntary, and shall be paid out of the assets of the corporation at a rate equal to $1.00 per share, or, in the event of an aggregate subscription by a single subscriber for Series G Preferred Stock in an amount in excess of $100,000 at a rate of $0.997, plus any declared but unpaid dividends. The Series F Preferred is convertible at any time, but not before six months or twelve months depending on the timeliness of certain public filings by the Company with the Securities and Exchange Commission (SEC), into the number of shares of common stock equal to the price of the Series G Preferred Stock divided by the par value of the common stock. The Series Preferred Stock has voting rights equal to ten (10) votes per share for any election or any other matter placed before the shareholders requiring a vote.

As of September 30, 2013, there were no Series Preferred G Convertible Shares issued and outstanding.

Dividends

During the year ended September 30, 2013, Citadel declared and paid dividends totaling $325,000 on the shares of Series A Preferred Convertible Stock as compared to $160,000 for year ended September 30, 2012. The CEO, Gary DeRoos, is the sole owner of the outstanding preferred shares of the company.

Common Stock

The Company is authorized to issue 1,100,000,000 shares of common stock, par value $0.00001 per share.

During fiscal year ended September 2013, the Company had 35,856,413 shares of its common stock issued and outstanding; it issued 6,000 for services, and 7,431,000 for an unconsummated purchase of US Gold Bonds and 28,400,000 to retire preferred shares.

NOTE 6 - OTHER MATERIAL CONTRACTS

On October 24, 2012, Citadel entered into an agreement with Art To Go, Inc., a New York corporation for the purchase of certain for fine art, artwork, and sports memorabilia. The consideration for the purchase was the issuance of 2,800,000 shares of Series C Preferred Convertible Stock. Citadel increased the consideration to 4,000,000 Series C Preferred Convertible Stock.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement. The debt derivative, comprised of our bifurcated convertible debt features on our convertible notes, is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The Company purchased a collection of art work and memorabilia from Art To Go, Inc. in October 2012, the collection was originally valued by Sports and Entertainment Marketing Group using level 1 quoted prices. The value of the asset they assigned was $10,389,068. The Company noted that some of the value was not based upon any active market for identical assets, and had a second independent appraisal completed using level 2 guidelines. The valuation was completed by Doty Scott Enterprises, Inc. For purposes of this report, including any opinions required by the Company, we utilized fair value defined by the International Financial Reporting Standards (IFRS) and Statements of Financial Accounting Standards (SFAS) guidelines (International Valuation Standards Council (IVSC) 2012 Exposure Draft on Fair Value Measurement – ED/2012 and Financial Accounting Standards Board (“FASB”) in FASB ASC 820 – Fair Value Measurements and Disclosures.

This organization brought the value of the collection down to $2,972,000, based upon observable inputs of retail price to wholesale price and in consideration that the purchase price was satisfied by the issue of preferred equities.

NOTE 8 – SUBSEQUENT EVENTS

Between November 13, 2013 and January 17, 2014, the Company issued 7,027,500 shares of restricted stock for consulting services to various entities in regard to obtaining a Stand By Letter of Credit (“SBLOC”), which was ultimately completed on December 15, 2013 when the Company entered into the agreement noted below.

On December 15, 2013, the Company entered into an agreement with InterGlobal Management, LLC (“IGI”) and Spartacus Partners Corporation (“Spartacus”) to place 4,000,000 restricted shares at a price $2.50 per share ($10,000,000) with Spartacus, to be held in escrow in return for an interest in a Stand By Letter of Credit (“SBLOC”) of with a total value of $180,000,000.

On December 23, 2013, the Company entered into a Subscription Agreement with Spartacus Partners Corporation (“Spartacus”) by which Spartacus agrees to purchase $125,000,000 of the Company’s common stock over a twelve month period.