Form 10-K/A
period 2013-11-30
Citadel EFT, Inc.
filed 2014-01-24
CIK 1473971

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGON, D.C. 20549

FORM 10-K/A

(Amendmen No. 1 to Form 10-K)

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

31.1 Amended Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Amended Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101.CAL XBRL Calculation Linkbase Document

101.LAB XBRL Label Linkbase Document

101.PRE XBRL Presentation Linkbase Document

101.DEF XBRL Definition Linkbase Document

Citadel EFT, Inc.

Pursuant to the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EFT, INC

Dated: January 23, 2014	By:	/s/ Gary De Roos
Gary De Roos, President/Chief
Executive Officer

Dated: January 23, 2014	By:	/s/ Gary De Roos
Gary De Roos, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 23, 2014	By:	/s/ Gary De Roos
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

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

December 15, 2012

CITADEL EFT, INC.

BALANCE SHEETS

	For the year ended 30-Sept-13	For the year ended 30-Sept-12
ASSETS
Current assets
Cash	$ 10,109	$ 42,871
Accounts receivables	35,398	34,205
Pre-paid accounting expense	5,000
Other receivables	3,202	3,203
Total current assets	53,709	80,279

OTHER ASSETS
Memorabilia	2,972,000	-
Total other assets	2,972,000	-

Total assets	$ 3,025,709	$ 80,279

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 2,093	$ 147,675
Total current liabilities	2,093	147,675

SHAREHOLDERS' (DEFICIT) EQUITY
Preferred "A" shares, at par value $0.00001; 100,000,000 authorized; 11,000,000 and 51,000,000 issued and outstanding at September 30, 2013 and 2012; respectively.	110	510
Preferred "B" shares, at par value $0.00001; 10 authorized; 1 and 0 issued and outstanding at September 30, 2013 and 2012; respectively.		-
Preferred "C" shares, at par value $0.00001; 70,000,000 authorized; 4,466,998 and 0 issued and outstanding at September 30, 2013 and 2012; respectively.	44	-
Preferred "D" shares, at par value $0.00001; 18,000,000authorized; 639,100 and 0 issued and outstanding at September 30, 2013 and 2012; respectively.	6	-
Preferred "E" shares, at par value $0.00001; 2,000,000 authorized; 20,000 and 0 issued and outstanding at September 30, 2013 and 2012; respectively.	1	-
Preferred "F" shares, at par value $0.00001; 2,000,000 authorized; 0 and 0 issued and outstanding at September 30, 2013 and 2012; respectively.	-	-
Preferred "G" shares, at par value $0.00001; 2,000,000 authorized; 0 and 0 issued and outstanding at September 30, 2013 and 2012; respectively.	-	-
Common shares, at par value $0.00001;1,100,000,000 authorized;35,856,413 and18,610 issued and outstanding at September 30, 2013 and 2012; respectively.	358	1
Additional paid-in capital	44,378,087	26,264,757
Accumulated deficit	(41,354,990)	(26,332,664)
Total shareholders' (deficit) equity	$ 3,023,616	$ (67,396)
Total liabilities and shareholders (deficit) equity	$ 3,025,709	$ 80,279

The accompanying notes are an integral part of the financial statements.

CITADEL EFT, INC.

STATEMENTS OF OPERATIONS

	For the year ended 30-Sept-13	For the year ended 30-Sept-12
REVENUES
Gross revenues	$ 429,817	$ 521,370
Cost of goods sold	10,404	27,928
Gross income	419,413	493,442

OPERATING EXPENSES
General and administrative	685,674	2,387,682
Total operating expenses	685,674	2,387,682

OPERATING LOSS	(266,261)	(1,894,240)

OTHER INCOME AND EXPENSES
Gain on settlement of debt	85,269	-
Realized gain on sale of investment	21,230	-
Loss on nullified bond purchase	(14,862,564)	-
Total other income and expenses	(14,756,065)	-

Net (loss)	$(15,022,326)	$ (1,894,240)

Net loss per common share- basic and diluted	$ (1.57)	$ (117.00)
Weighted average common stock-basic and diluted	9,538,469	16,099

The accompanying notes are an integral part of the financial statements.

CITADEL EFT, INC.

STATEMENT OF CHANGE IN EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
Balance, September 30, 2010	-	$-	1,101	$ -	$60,818	$18,282	$79,100

Stock issued for services	-	-	14,259	-	17,065,600	-	17,065,600

Preferred Shares issued for services	51,000,000	510	-	-	7,394,490	-	7,395,000

Net loss	-	-	-	-	-	(24,456,706)	(24,456,706)
Balance, September 30, 2011	51,000,000	$ 510	15,360	$ -	$24,520,908	$(24,438,424)	$82,994
Stock issued for services	-	-	3,250	1	1,903,849	-	1,903,850

Dividends	-	-	-	-	(160,000)	-	(160,000)

Net Loss	-	-	-	-	-	(1,894,240)	(1,894,240)

Balance, September 30, 2012	51,000,000	$ 510	18,6200	$ 1	$26,264,757	$(26,332,664)	$(67,396)

Stock issued for Cash	8,800	-	-	-	22,000	-	22,000
Preferred stock issued for asset acquisition	4,000,000	40	-	-	2,972,000	-	2,972,040
Common stock issued for nullified bond purchase	-	-	7,431,282	74	14,862,490	-	14,862,564
Preferred stock issued for services	478,201	5	-	-	340,400	-	340,405
Common stock issued for services	-	-	6,000	-	241,329	-	241,329
Cancellation of Preferred Shares	(40,000,000)	(400)	-	-	400	-	-
Cancellation of common shares	-	-	(9,750)	-	-	-	-
Shares issued pursant to conversion rights	(279)	-	28,410,271	283	(283)	-	-
Dividends Paid	639,379	6	-	-	(325,006)	-	(325,000)
Net Loss	-	-	-	-	-	(15,022,326)	(15,022,326)
Balance 30-Sept-13	16,126,101	$161	35,856,413	$358	$44,378,087	$(41,354,990)	$(3,023,616)

                       The accompanying notes are an integral part of the financial statements.

CITADEL EFT, INC

STATEMENTS OF CASH FLOWS

	For the year ended 30-Sept-13	For the year ended 30-Sept-12

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$ (15,022,326)	$ (1,894,240)
Adjustments to reconcile net loss to net cash provided by operations:
Share based compensation	-	1,903,850
Shares issued for services	484,498
Shares issued for nullified Gold Bond purchase	14,862,564
Gain on debt extinguishment	(85,269)
Realized gain on stock held for sale	(21,230)
Decrease (increase) in current assets:
Accounts receivables	(1,193)	4,244
Pre-paid expenses	(5,000)	4,510
Increase (decrease) in current liabilities
Accounts payable and accrued liabilities	36,964	130,175
Net cash provided by operations	249,008	148,539

CASH PROVIDED BY INVESTING ACTIVITIES
Cash paid for stock held for sale	(1,570)	-
Proceeds from stock held for sale	22,800	-
Net cash provided by investing activities	21,230	-

CASH USED IN FINANING ACTIVITIES
Proceeds from issuance of common stock	22,000	-
Payment of dividends	(325,000)	(160,000)
Net cash used in financing activities	(303,000)	(160,000)

Net change in cash	(32,762)	(11,461)
Cash at beginning of period	42,871	54,332
Cash at end of period	$ 10,109	$ 42,871

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$ -	$ -
Cash paid for income tax	$ -	$ -
NON-CASH FINANCING & INVESTING ACTIVITIES
Preferred stock issued for purchase of memorabilia	$ 2,972,000	$ -
Common stock issued to settle liabilities	$ 85,979	$ -

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