Form 10-Q
period 2013-12-31
Citadel EFT, Inc.
filed 2014-02-19
CIK 1473971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _____________________________

Commission File No: 333-164882

CITADEL EFT, INC

(Exact name of registrant as specified in charter.)

Wyoming	80-0473573
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

311 Oceanside Blvd Unit #8 , Oceanside, California	92054
(Address of Principal Executive Office)	(Zip Code)

(714) 423-0701

(Registrant’s telephone number, including area code)

825 College Blvd

Suite 102

Oceanside, CA 92057

(Registrant’s former address, telephone number, and fiscal year, if changed since last report)

-i-

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.  [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether or not the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]Yes [X]No

Indicate the number of shares of each class of the issuer’s shares of common stock, as of the latest practicable date: As of February 10, 2014, 43,533,913 common shares; par value $0.00001

-ii-

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1- FINANCIAL STATEMENTS

CITATDEL EFT, INC.

BALANCE SHEETS

	December 31, 2013 [Unaudited]	September 30, 2013 [Audited]

ASSETS
Current assets
Cash	$ 20,234	$ 10,109
Accounts receivables	36,597	35,398
Pre-paid expenses	5,000	5,000
Other receivables	-	3,202
Total current assets	61,831	53,709

Other assets
Memorabilia & Art collection	2,972,000	2,972,000
Total other assets	2,972,000	2,972,000

TOTAL ASSETS	$ 3,033,831	$ 3,025,709

LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY
Current liabilities
Accounts payables and accrued expenses	$ 182,840	$ 2,093
Total current liabilities	182,840	2,093

SHAREHOLDERS' (DEFICIT) EQUITY
Preferred Series "A" Shares; par value $0.00001; 11,000,000 shares authorized; 11,000,000 shares issued and outstanding as of December 31, 2013 and September 30, 2013.	110	110
Preferred Series "B" Shares; par value $0.00001; 10 shares authorized; 5 and 1 shares issued and outstanding as of December 31, 2013 and September 30, 2013.	-	-
Preferred Series "C" Shares; par value $0.00001; 30,000,000 shares authorized; 4,466,998 shares issued and outstanding as of December 31, 2013 and September 30, 2013.	44	44
Preferred Series "D" Shares; par value $0.00001; 18,000,000 authorized; 639,099 shares and 639,100 shares issued and outstanding as of December 31, 2013 and September 2013, respectively.	6	6
Preferred Series "E" Shares; par value $0.00001: 2,000,000 shares authorized; 20,000 issued and outstanding as of December 31, 2013 and September 30, 2013	1	1
Preferred Series "F" Shares; par value $0.00001; 2,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2013 and September 30, 2013.	-	-
Preferred Series "G" Shares; par value $0.00001; 2,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2013 and September 30, 2013.	-	-
Common Shares; par value $0.00001; 5,000,000,000 shares authorized; 42,783,913; shares and 35,856,413 shares issued and outstanding as of December 31, 2013 and September 30, 2013, respectively.	428	358
Additional paid-in capital	72,008,364	44,378,087
Common Shares Payable	1,250,000	-
Accumulated deficit	(70,407,962)	(41,354,990)
Total shareholders' (deficit) equity	$ 2,850,991	$ 3,023,616
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 3,033,831	$ 3,025,709

The accompanying notes are an integral part of the financial statements.

CITADEL EFT, INC.

STATEMENTS OF OPERATIONS

	For the Three months ended
	December 31,
	2013	2012
	[Unaudited]	[Unaudited]
REVENUES

Gross revenues	$ 100,957	$ 94,775
Cost of goods sold	2,101	3,148
Gross income	98,856	91,627

OPERATING EXPENSES
General and administrative	11,462,342	400,654
Total operating expenses	11,462,342	400,654

OPERATING LOSS	(11,363,486)	(309,027)

OTHER INCOME AND EXPENSES
Gain on settlement of debt	-	12,144
Tax refunds	5,264	-
Fees collected to remove stock legends	19,000	-
Loss on nullified bond purchase	(3,150,000)	-
Stand By Letter of Credit expenses	(13,750,000)	-
Customer loyalty rewards	(813,750)	-
Total other income and expenses	(17,689,486)	12,144

Net loss	$ (29,052,972)	$ (296,883)

Net loss per shares basic and diluted	$ (0.76)	$ (14.97)
Weighted average common shares outstanding, basic and diluted	37,992,636	19,832

The accompanying notes are an integral part of the financial statements.

CITADEL EFT, INC.

STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2013	2012
	[Unaudited]	[Unaudited]]
CASH PROVIDED BY OPERATING ACTIVITIES
Net loss	$ (29,052,972)	$ (296,883)
Adjustments to reconcile net loss to cash provided by operations:
Share based compensation	-	329,149
Shares issued for services	11,225,000	-
Shares issued for loss on nullified bond purchase	3,150,000	-
Shares issued for Standby Letter of Credit	13,750,000	-
Shares issued for customer loyalty program	813,750	-
Gain on settlement of debt	-	(12,144)
Decrease (increase)in current assets:
Accounts receivables	(1,199)	(1,263)
Other receivables	3,202	-
Increase (decrease) in current liabilities:
Accounts payables and accrued expenses	180,744	47,584
Net cash provided by operating activities	68,525	66,443

CASH PROVIDED BY INVESTING ACTIVITIES	-	-

CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES
Payment of dividends	(58,400)	(90,000)
Net cash (used in) financing activities	(58.400)	(90,000)
Net change in cash	10,125	(23,557)
Cash at beginning of period	10,109	42,871
Cash at end of period	$ 20,234	$ 19,314
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ -	$ -
Cash paid for income tax	$ -	$ -

NON-CASH FINANCING AND INVESTING ACTIVITIES
Preferred stock issued for purchase of assets
Preferred stock issued for settlement of liabilities	$ -	$ 2,972,000
Common stock issued for settlement of liabilities	$ -	$ 54,375
	$ -	$ 67,500

The accompanying notes are an integral part of the financial statements.

CITADEL EFT, INC.

NOTES TO FINANCIAL STATEMENTS

[UNAUDITED]

Note 1: Basis of Presentation

Citadel prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2013 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the periods ended September 30, 2013 filed in its annual report on Form 10-K/A.

Reclassifications

Certain amounts in the financial statements of prior years have been reclassified to conform to the current year’s presentation for comparative purposes.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not effective accounting standards, if adopted, will have a material effect on the Company’s financial statements.

Potential Derivative Instruments

We periodically assess our financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt, equity, and common stock equivalents in excess of available authorized common shares.

We have determined that the conversion feature of our equity instruments are not derivative instruments because the strike price of common stock at the date of the grant is equal to the conversion price.

We have determined that common stock equivalents in excess of authorized common shares are not derivative instruments due to the fact that an increase in authorized shares is within our control because our Chief Executive Officer, Gary DeRoos, and his spouse control over 50% of our voting power.  Mr. DeRoos has the power to elect directors of his choosing, including, if he so chose, to elect himself sole director through his greater than 50% ownership of the outstanding common shares. Article 2, Item 12 of the Company’s bylaws states that: “Directors may be removed from office with or without cause by a vote of shareholders holding a majority of the shares entitled to vote at an election of Directors.” Therefore, Mr. DeRoos has the authority and ability, as controlling shareholder, to take action to remove the board, and either replace them with board members who would act or install himself as the sole board member and act unilaterally.

Note 2: Other Assets

In November 2012, Citadel purchased various sports memorabilia from Art to Go, Inc., a New York corporation for 4,000,000 shares of Series C preferred stock valued at $2,972,000.

Note 3: Stockholders’ Equity

Preferred Stock

On December 2, 2013, a holder of Preferred Series “D” Shares converted 1 share of Preferred Series “D” to 100,000 shares of common stock.

On December 31, 2013 the Company issued 4 shares of Preferred Series “B” stock, which have no conversion rights but have super voting rights equal to two (2) times the aggregate voting rights of each class of voting stock, as follows:

Gary DeRoos   2 shares;

Maria DeRoos 1 share; and

Jose Leano      1 share.

Common Stock

During the three months ended December 31, 2013, Citadel issued 6,927,500 restricted shares of its common stock, as follows:

(i) 925,000 restricted common shares were issued for services, of which 675,000 shares were for legal services and 250,000 restricted shares were for consulting services. The Company determined the Fair Market Value based on the closing price on the date of issue, which was $10.50 throughout the period covered by this report. The Company recorded an expense of $9,712,500 for these services;

(ii) it issued 1,500,000 restricted common shares for consulting services associated with the pending acquisition of a Standby Letter of Credit. The Company determined the Fair Market Value based upon the agreement with the various participants that set the value of the services at $2.50, per share, the bid price on the date of execution of the consulting agreements. The Company recorded and expense of $3,750,000 for these services;

(iii) 4,000,000 restricted common shares were issued to Spartacus Partners Corporation to secure an acquisition of a Standby letter of Credit setting the shares were valued at $2.50, per share, the bid price on the date of execution of the agreement. The Company recorded an expense of $10,000,000 for this acquisition;

(iv) Citadel issued 77,500 restricted shares to three (3) customers of the Company as a “loyalty reward”. The Company valued as of the closing price on the date of issue: $10.50. It recorded an expense of $813,750;

(v) 300,000 restricted common shares were issued to CAZ Capital Partners, LLC relating to the nullified U.S. Gold Certificates purchase, which were valued at the closing price on the date of issue: $10.50. The Company recorded an expense of $3,150,000; and

(vi) 25,000 restricted common shares were issued to the Whitestone Group of Fort Worth Texas, for consulting service. The Company valued the shares at the closing price on the date of issue: $10.50. The Company reported an expense of $262,500.

Dividends

During the three month period ending December 31, 2013, the Company declared cash dividends totaling $58,400 in respect to the Preferred Series “A” shares. The CEO, Mr. Gary DeRoos, is the owner of all the outstanding Series A

Preferred shares of the company.

Note 4: Fair Value

Accounting Standard Codification (“ASC”) 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets; or

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

The Company purchased a collection of art work and memorabilia from Art To Go, Inc. in October 2012, the collection was originally valued by Sports and Entertainment Marketing Group using level 1 quoted prices. The value of the asset they assigned was $10,389,068. The Company noted that some of the value was not based upon any active market for identical assets, and had a second independent appraisal completed using level 2 guidelines. The valuation was completed by Doty Scott Enterprises, Inc. For purposes of this report, including any opinions required by the Company, we utilized fair value defined by the International Financial Reporting Standards (IFRS) and Statements of Financial Accounting Standards (SFAS) guidelines (International Valuation Standards Council (IVSC) 2012 Exposure Draft on Fair Value Measurement and Financial Accounting Standards Board (“FASB”) in FASB ASC 820 – Fair Value Measurements and Disclosures.

This organization impaired the value of the collection to $2,972,000, based upon observable inputs of retail price to wholesale price and in consideration that the purchase price was satisfied by the issue of preferred equities.

Note 5: Subsequent Events

On January 10, 2014, the Company issued 500,000 restricted shares to Dr. Terence Stronger for services rendered, and to be rendered, in connection with the pending acquisition of a Standby Letter of Credit pursuant to an agreement dated December 2, 2013. The shares issued were the final installment of the 1,500,000 common restricted shares required by the Agreement.

On January 10, 2014, the Company issued 100,000 restricted common shares to Dustin Secor, upon the conversion of 1 Preferred Series “D” Share.

On January 17, 2014, the Company issued 100,000 restricted common shares to Michael Scalora, upon the conversion of 1 Preferred Series “D” Share.

On January 17, 2014, the Company issued 50,000 restricted common shares to Kevin Grogan, for consulting services. The shares were valued at the closing price of the stock on the date of issue. The recorded expense is $525,000.

On February 3, 2014, the Company moved its jurisdiction from Nevada to Wyoming on the unanimous written consent of the Board of Directors and the written consent of the majority shareholders of all classes of voting stock. As part of the re-domestication, Citadel amended its Articles of Incorporation to include the following items:

-Common shares authorized were changed from 1,100,000,000 to 5,000,000,000

-Authorized shares of Preferred Series “A” Stock was changed from 100,000,000 to 11,000,000 shares;

-Authorized shares of Preferred Series “B” Stock remain 10 shares;

-Authorized shares of Preferred Series “C” Stock was changed from 70,000,000 to 30,000,000 shares;

-Authorized shares of Preferred Series “D” Stock remain 18,000,000;

-Authorized shares of Preferred Series “E” Stock remain 2,000,000;

-Authorized shares of Preferred Series “F” Stock remains as 2,000,000 shares; and

-Authorized shares of Preferred Series “G” Stock remains as 2,000,000 shares.

There has been no change to the par value: $0.00001.

The capitalization of the corporation has been changed in accordance with the above as follows:

-5,000,000,000 shares par value $0.00001

-65,000,010 shares par value $0.00001, which may be designated in multiple series.

Total capitalization: $56,650.

The Board took this action to take advantage of Wyoming’s more favorable franchise tax law. While Nevada imposes a franchise tax based on the number of shares authorized, Wyoming basis its business license tax on the assets of the entity situate in Wyoming. Since Citadel has no assets situate in Wyoming it is subject to the minimum $50 business license tax as compared to a business tax fee of $650 in Nevada.

On or about February 1, 2014, the Company received notice from its former securities counsel, Sayid and Associates, LLP, threatening a law suit, demanding payment of $162,216 in outstanding legal fees for two (2) months of representation. The Company has disputed the charges and pursuant to New York statute has determined to arbitrate under the provisions of the Fee Dispute Resolution provisions of the New York Bar Association.

Item 2.  MANAGEMENT’S DISCUSSION and ANAYLISIS OF COMPANY’S FINANCIAL CONDITION

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This information should be read in conjunction with the audited financial statements which are included in the Form 10 K/A for the fiscal year ended September 30, 2013, and the unaudited financial statements contained in Part 1, Item 1 herein above.

General:

The Company provides “Merchant Services”, which refers to the service that enables a business to accept a transaction payment through some secure (encrypted) channel by use of the customer's credit or debit card. The Company’s revenues are derived from pre-negotiated contracted transaction fees for processing credit and debit cards, which is referred to as “residual income”.  Although the Company uses a standard contract with each of its customers, the transaction fees may vary slightly from customer to customer.

Our revenues are highly susceptible to fluctuations in the overall economy and consumer confidence. The overall health of the United States economy is improving since the slowdown of 2008, recently there has been an improvement in consumer spending and confidence, which should bode well for the Company’s revenues.

We are continually faced with the challenge of increasing competition from new entrants to the industry and from the expansion of large financial institutions, which provide credit services, electing to offer their own merchant services. These factors along with a slow economic recovery expose the Company to erosion of its customer base.

As these factors splinter the market for these services, management believes they will, in the long-term, increase opportunities for consolidation through mergers and acquisitions. Management believes that the Company is suited to these activities as a public entity.

Management continues to exploit the Internet as its primary engine to market and generate new sales. This includes using social media, search engine placement, e-mail promotions and its web site www.citadel-card-processing.com to expand its customer base.

Results of Operations

The three month period ended December 31, 2013 as compared to the three months ended December 31, 2012:

Revenues:

Three months ended

December 31,

2013

2012

Change

%

Revenues

$ 98,856

$91,627

$7,229

7.89%

Revenues increased by $7,229, or 7.89% to $98, 856 from $91,627 for the three month period ended December 31, 2013 and 2012, respectively. The increase resulted primarily from an increase in the Company’s number of transactions and a reduced rate in its cost of goods sold. Revenues are reported net of amounts paid to credit provider sponsors, as well as interchange and assessments paid to credit card providers (MasterCard, Visa, etc.) under revenue sharing agreements by which participants receive payments based on processing volumes for particular groups of merchants.

Operating Expenses:

Three months ended

December 31,

2013

2012

Change

%

Operating Expenses

$11,462,342

$400,654

$11,061,688

2,761%

Operating expenses dramatically increased from $400,657 for the three month period ended December 31, 2012 to $11,462,342 for the same period ended December 31, 2013. These increases were primarily due to increases in legal and consulting services. Legal fees for the current period, including the fair market value of restricted stock issued for such services, were $7,269,916 as compared to $0.00 for the period ending December 31, 2012. Consulting fees for the current period, including the fair market value of restricted stock issued for such services, were $ 4,392,928 The fair market value for the issued restricted common shares for these services was determined using the closing price of the shares on the date they were issued as quoted on the OTCQB exchange.

In addition to its operating expense, the Company had net other income of $24,264 which was offset by an additional $17,713,750 in non-operating expenses. These expenses were recorded primarily based upon the fair market value of restricted common shares, and include $3,150,000 for services rendered by consultants related to the nullified purchase of certain 1934 U.S. Gold Certificates, $813,750 as part of a loyal customer retention policy, and $10,000,000 paid to Spartacus Partners Corporation and $3,750,000 to other consultants to secure a Standby Letter of Credit.

The Company’s net loss for the period ending December 31, 2013 is $(29,092,972) as compared to a net loss of $(296,883) for the same period ending December 31, 2012.

Capital Resources and Liquidity

Over the history of the Company, revenues have remained relatively stable because our business model is reliant on the size of consumer transactions.  Therefore, we have not seen significant sudden shifts in our revenues. Revenue growth is driven by the number of consumers patronizing our customer base. It is difficult to ascertain the specific reasons for any growth or detraction of our revenues; however, over the past several years the U.S. Bureau of Labor Statistics Consumer Price Index has reported a small percentage of growth in the retail sales and services sectors of the economy in which consumers are most likely to use credit services.

The Company’s overall liquidity is driven by cash from its operations. The Company has generally experienced positive cash flows throughout its history, the current period being an exception. Should this become the norm, however, the Company will may need to rely on other sources of liquidity, including but not limited to borrowing and the sale of its equities.

Cash Flows from Operating Activities

Cash flows from operating activities for the three months ended December 31, 2013 were $68,525 as compared to $66,443 for the same period ending December 31, 2012.

Cash Flows from Investing Activities

The Company had no investing activities during the periods ended December 31, 2013 and 2012.

Cash provided by Financing Activities

Cash used in financing activities were $(58,400) during the three month period ending December 31, 2013 as compared to $(90,000) for the period ended December 31, 2012. Dividends of $58,400 and $90,000 were paid during the periods ending December 31, 2013 and 2012, respectively.

Critical Accounting Policy Updates

The discussion and analysis of the Company’s financial condition and results of operations is based on unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments that may affect assets and liabilities. We evaluate estimates on an on-going basis, including those related to revenue recognition and related allowances and income taxes including the valuation allowance for deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis of making judgments regarding the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and conditions.

Potential Derivative Instruments

We periodically assess our financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt, equity, and common stock equivalents in excess of available authorized common shares.

We have determined that the conversion feature of our equity instruments are not derivative instruments because the strike price of common stock at the date of the grant is equal to the conversion price.

We have determined that common stock equivalents in excess of authorized common shares are not derivative instruments due to the fact that an increase in authorized shares is within our control because our Chief Executive Officer, Gary DeRoos, and his spouse control over 50% of our voting power.  Mr. DeRoos has the power to elect directors of his choosing, including, if he so chose, to elect himself sole director through his greater than 50% ownership of the outstanding common shares. Article 2, Item 12 of the Company’s bylaws states that: “Directors may be removed from office with or without cause by a vote of shareholders holding a majority of the shares entitled to vote at an election of Directors.” Therefore, Mr. DeRoos has the authority and ability, as controlling shareholder, to take action to remove the board, and either replace them with board members who would act or install himself as the sole board member and act unilaterally.

Revenue Recognition

The Company’s revenues are derived from the electronic processing of credit and debit card transactions that are authorized and captured through third-party networks.  Merchants are charged a transaction fee for these processing services based on a percentage of the dollar amount of each transaction as well as transactions fees, if any.  Merchants may be charged a flat rate per transaction fee and miscellaneous charges for handling, charge backs, monthly minimum use fees, equipment rental or sales.

Revenues are reported net of amounts paid to credit providers and interchange and assessments fees paid to credit card associations such as MasterCard and Visa under revenue sharing agreements to which such parties receive payments based on processing volumes for particular groups of merchants.

The Company adheres to the requirements of Accounting Standards Codification (“ASC”) 605-45, “Revenue Recognition, Principal Agent Considerations,” in determining revenue reporting. We report revenues at the time of sale on a net basis where we are not the primary obligator in the arrangement have minimal latitude in establishing the price of services, do not change the product and perform part of the service, do not have discretion in supplier selection, do not have latitude in product and service specifications to meet our customers’ needs and do not assume credit risk. This amount includes interchange aid to card issuing banks and assessments paid to credit card associations under which such parties receive payments based on processing volumes for particular groups of merchants.

See Note 1 of the Notes to Unaudited Financial Statements for information on recently issued accounting standards, if any.

Refer to Part II, Item 2, “Management’s Discussions and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10K/A for the year ended September 30, 2013, which may be viewed at www.sec.gov.

Inflation and Seasonality

Our business is not significantly seasonal.  Our operations have the potential to be affected by inflation; however, we do not believe that our recent results of operations have been significantly affected by inflation.

Off-Balance Sheet Arrangements

There are no off-balance sheets arrangements that have or reasonably are likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenditures, results of operations, liquidity and capital expenditures or resources that is material to investors.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our sole officer and director serving both as the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective due to the material weakness described below to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

During the Annual 10-K review for the year ended September 30, 2013, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of September 30, 2013 and the deficiencies reported continue to be deficiencies as of December 31, 2013.

Material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness.

As of December 31, 2013, we did not maintain effective controls over the control environment. The Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert. We did not maintain the following controls: sufficient policies and procedures over the administration of our accounting and fraud risk policies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting since there is only 1 employee. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, this control deficiency could result in another material weakness that could result in a material misstatement of the financial statements that would not be prevented or detected.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Periodically, we are involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are currently not involved in any pending, material legal proceedings.

On February 1, 2014, the Company received a demand notice threatening legal action from its former counsel, Sayid and Associates, LLP to collect $162,216 in past due charges. See Note 5- Subsequent Events for a summary of this event.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2013, Citadel issued 6,927,500 restricted shares of its common stock, as follows:

(i) 925,000 restricted common shares were issued for services, of which 675,000 shares were for legal services and 250,000 restricted shares were for consulting services. The Company determined the Fair Market Value based on the closing price on the date of issue, which was $10.50 throughout the period covered by this report. The Company recorded an expense of $9,712,500 for these services;

(ii) it issued 1,500,000 restricted common shares for consulting services associated with the pending acquisition of a Standby Letter of Credit. The Company determined the Fair Market Value based upon the agreement with the various participants that set the value of the services at $2.50, per share, the bid price on the date of execution of the consulting agreements. The Company recorded and expense of $3,750,000 for these services;

(iii) 4,000,000 restricted common shares were issued to Spartacus Partners Corporation to secure an acquisition of a Standby letter of Credit setting the shares were valued at $2.50, per share, the bid price on the date of execution of the agreement. The Company recorded an expense of $10,000,000 for this acquisition;

(iv) Citadel issued 77,500 restricted shares to three (3) customers of the Company as a “loyalty reward”. The Company valued as of the closing price on the date of issue: $10.50. It recorded an expense of $813,750;

(v) 300,000 restricted common shares were issued to CAZ Capital Partners, LLC relating to the nullified U.S. Gold Certificates purchase, which were valued at the closing price on the date of issue: $10.50. The Company recorded an expense of $3,150,000; and

(vi) 25,000 restricted common shares were issued to the Whitestone Group of Fort Worth Texas, for consulting service. The Company valued the shares at the closing price on the date of issue: $10.50. The Company reported an expense of $262,500.

See Note 3 – Shareholders’ Equity.

Item 3.  DEFAULT ON SENIOR SECURITIES

There have been no defaults on senior securities during this reporting period.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

Item 5.  OTHER INFORMATION

On February 3, 2014, the Company moved its jurisdiction from Nevada to Wyoming on the unanimous written consent of the Board of Directors and the written consent of the majority shareholders of all classes of voting stock. As part of the re-domestication, Citadel amended its Articles of Incorporation to include the following items:

-Common shares authorized were changed from 1,100,000,000 to 5,000,000,000

-Authorized shares of Preferred Series “A” Stock was changed from 100,000,000 to 11,000,000 shares;

-Authorized shares of Preferred Series “B” Stock remain 10 shares;

-Authorized shares of Preferred Series “C” Stock was changed from 70,000,000 to 30,000,000 shares;

-Authorized shares of Preferred Series “D” Stock remain 18,000,000;

-Authorized shares of Preferred Series “E” Stock remain 2,000,000;

-Authorized shares of Preferred Series “F” Stock remains as 2,000,000 shares; and

-Authorized shares of Preferred Series “G” Stock remains as 2,000,000 shares.

There has been no change to the par value: $0.00001.

The capitalization of the corporation has been changed in accordance with the above as follows:

-5,000,000,000 shares par value $0.00001

-65,000,010 shares par value $0.00001, which may be designated in multiple series.

Total capitalization: $56,650.

The Board took this action to take advantage of Wyoming’s more favorable franchise tax law. While Nevada imposes a franchise tax based on the number of shares authorized, Wyoming basis its business license tax on the assets of the entity situate in Wyoming. Since Citadel has no assets situate in Wyoming it is subject to the minimum $50 business license tax as compared to a business tax fee of $650 in Nevada.

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

101.LAB

XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE

XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

Signatures

Pursuant to the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EFT, INC.

Registrant

Signatures

Title

Date

/s/ GARY DEROOS

President, CEO and Director

 Gary DeRoos

/s/ GARY DEROOS

Chief Financial Officer

 Gary DeRoos